Form 10-Q
period 2008-09-30
KNIGHT INC.
filed 2008-11-13
CIK 54502

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Yes ☐  No ☑

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
Yes ☐  No ☑

Number of outstanding shares of Common stock, $0.01 par value, as of October 31, 2008 was 100 shares.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

Knight Inc. Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$126.6	$148.6
Restricted Deposits	27.6	67.9
Accounts, Notes and Interest Receivable, Net	981.4	975.2
Inventories	44.2	37.8
Gas Imbalances	6.3	26.9
Assets Held for Sale	-	3,353.3
Fair Value of Derivative Instruments	37.8	37.1
Other	42.1	36.8
	1,266.0	4,683.6

Property, Plant and Equipment, Net
Property, Plant and Equipment	16,648.9	15,080.9
Accumulated Depreciation, Depletion and Amortization	(744.6)	(277.0)
	15,904.3	14,803.9

Notes Receivable – Related Parties	192.8	87.9
Investments	1,824.9	1,996.2
Goodwill	4,775.7	8,174.0
Other Intangibles, Net	256.2	321.1
Assets Held for Sale, Non-current	-	5,634.6
Fair Value of Derivative Instruments, Non-current	260.0	142.4
Deferred Charges and Other Assets	228.8	257.3
Total Assets	$24,708.7	$36,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Current Maturities of Long-term Debt	$289.7	$79.8
Notes Payable	270.0	888.1
Cash Book Overdrafts	74.2	30.7
Accounts Payable	841.0	943.7
Accrued Interest	95.9	242.7
Accrued Taxes	252.7	728.2
Gas Imbalances	19.9	23.7
Liabilities Held for Sale	-	168.2
Fair Value of Derivative Instruments	611.6	594.7
Other	274.0	240.0
	2,729.0	3,939.8

Long-term Debt
Outstanding Notes and Debentures	10,800.6	14,714.6
Deferrable Interest Debentures Issued to Subsidiary Trusts	35.7	283.1
Preferred Interest in General Partner of Kinder Morgan Energy Partners	100.0	100.0
Value of Interest Rate Swaps	233.8	199.7
	11,170.1	15,297.4

Deferred Income Taxes, Non-current	1,714.6	1,849.4
Liabilities Held for Sale, Non-current	-	2,424.1
Fair Value of Derivative Instruments, Non-current	1,018.7	836.8
Other Long-term Liabilities and Deferred Credits	579.7	618.0
	14,483.1	21,025.7

Minority Interests in Equity of Subsidiaries	3,474.3	3,314.0

Commitments and Contingencies (Notes 13 and 18)

Stockholder’s Equity
Common Stock – Authorized and Outstanding – 100 Shares, Par Value $0.01 Per Share	-	-
Additional Paid-in Capital	7,811.9	7,822.2
Retained Earnings (Deficit)	(3,399.2)	247.0
Accumulated Other Comprehensive Loss	(390.4)	(247.7)
	4,022.3	7,821.5
Total Liabilities and Stockholder’s Equity	$24,708.7	$36,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Successor Company
	Three Months Ended September 30,
	2008	2007
Operating Revenues
Natural Gas Sales	$2,183.3	$1,451.8
Transportation and Storage	700.9	849.2
Oil and Product Sales	412.4	308.0
Total Operating Revenues	3,296.6	2,609.0

Operating Costs and Expenses
Gas Purchases and Other Costs of Sales	2,179.2	1,482.8
Operations and Maintenance	360.8	357.0
General and Administrative	85.9	77.9
Depreciation, Depletion and Amortization	217.2	204.1
Taxes, Other Than Income Taxes	48.0	46.6
Other Expense (Income), Net	7.2	(2.4)
Total Operating Costs and Expenses	2,898.3	2,166.0

Operating Income	398.3	443.0

Other Income and (Expenses)
Earnings of Equity Investees	42.9	26.7
Interest Expense, Net	(141.5)	(252.6)
Interest Expense – Deferrable Interest Debentures, Net	(0.5)	(5.4)
Minority Interests	(106.8)	(52.4)
Other, Net	4.4	5.4
Total Other Income and (Expenses)	(201.5)	(278.3)

Income from Continuing Operations Before Income Taxes	196.8	164.7
Income Taxes	87.9	74.6
Income from Continuing Operations	108.9	90.1
Loss from Discontinued Operations, Net of Tax	(0.2)	(4.4)

Net Income	$108.7	$85.7

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
Operating Revenues
Natural Gas Sales	$6,369.8	$2,013.7	$2,430.6
Transportation and Storage	2,187.5	1,124.7	1,350.5
Oil and Product Sales	1,194.8	407.5	384.0
Total Operating Revenues	9,752.1	3,545.9	4,165.1

Operating Costs and Expenses
Gas Purchases and Other Costs of Sales	6,433.9	2,040.0	2,490.4
Operations and Maintenance	977.4	463.8	476.1
General and Administrative	264.0	107.9	283.6
Depreciation, Depletion and Amortization	651.0	276.3	261.0
Taxes, Other Than Income Taxes	151.6	62.1	74.4
Other Expense (Income), Net	4.5	(6.4)	(2.3)
Goodwill Impairment	4,033.3	-	377.1
Total Operating Costs and Expenses	12,515.7	2,943.7	3,960.3

Operating Income (Loss)	(2,763.6)	602.2	204.8

Other Income and (Expenses)
Earnings of Equity Investees	141.9	35.9	38.3
Interest Expense, Net	(493.8)	(336.1)	(241.1)
Interest Expense – Deferrable Interest Debentures, Net	5.6	(7.3)	(9.1)
Minority Interests	(359.4)	(86.9)	(90.7)
Other, Net	18.1	6.1	0.6
Total Other Income and (Expenses)	(687.6)	(388.3)	(302.0)

Income (Loss) from Continuing Operations Before Income Taxes	(3,451.2)	213.9	(97.2)
Income Taxes	194.4	95.9	135.5
Income (Loss) from Continuing Operations	(3,645.6)	118.0	(232.7)
Income (Loss) from Discontinued Operations, Net of Tax	(0.6)	(2.1)	298.6

Net Income (Loss)	$(3,646.2)	$115.9	$65.9

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
Cash Flows from Operating Activities
Net Income (Loss)	$(3,646.2)	$115.9	$65.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities
(Income) Loss from Discontinued Operations, Net of Tax	0.6	13.2	(287.9)
Loss from Goodwill Impairment	4,033.3	-	377.1
Loss on Early Extinguishment of Debt	23.6	-	4.4
Depreciation, Depletion and Amortization	651.0	278.6	264.9
Deferred Income Taxes	46.4	14.2	138.7
Equity in Earnings of Equity Investees	(141.9)	(36.8)	(39.1)
Distributions from Equity Investees	185.0	45.1	48.2
Minority Interests in Income of Consolidated Subsidiaries	359.4	86.9	90.7
Gains from Property Casualty Indemnifications	-	-	(1.8)
Net Losses (Gains) on Sales of Assets	4.4	(7.0)	(2.6)
Mark-to-Market Interest Rate Swap Gain	(19.8)	-	-
Foreign Currency Loss	0.2	-	15.5
Changes in Gas in Underground Storage	(28.0)	34.5	(84.2)
Changes in Working Capital Items	(851.7)	(13.6)	(202.9)
(Payment for) Proceeds from Termination of Interest Rate Swaps	(2.5)	(2.2)	51.9
Kinder Morgan Energy Partners’ Rate Reparations, Refunds and Reserve Adjustments	(10.7)	-	-
Other, Net	(19.3)	(16.7)	54.4
Cash Flows Provided by Continuing Operations	583.8	512.1	493.2
Net Cash Flows (Used in) Provided by Discontinued Operations	(0.7)	(2.5)	109.8
Net Cash Flows Provided by Operating Activities	583.1	509.6	603.0

Cash Flows from Investing Activities
Purchase of Predecessor Stock	-	(11,534.3)	-
Capital Expenditures	(1,922.8)	(656.1)	(652.8)
Proceeds from Sale of 80% Interest in NGPL PipeCo LLC, Net of $1.1 Million Cash Sold	2,899.3	-	-
Proceeds from NGPL PipeCo LLC Restricted Cash	3,106.4	-	-
Acquisitions	(16.4)	(119.7)	(42.1)
Net Proceeds from (Investments in) Margin Deposits	40.3	(22.9)	(54.8)
Distributions from Equity Investees	92.5	-	-
Other Investments	(342.1)	(17.5)	(29.7)
Change in Natural Gas Storage and NGL Line Fill Inventory	(2.5)	6.3	8.4
Property Casualty Indemnifications	-	-	8.0
Net Proceeds (Cost of Removal) from Sales of Other Assets	113.3	10.6	(1.5)
Net Cash Flows Provided by (Used in) Continuing Investing Activities	3,968.0	(12,333.6)	(764.5)
Net Cash Flows Provided by Discontinued Investing Activities	-	190.9	1,488.2
Net Cash Flows Provided by (Used in) Investing Activities	$3,968.0	$(12,142.7)	$723.7

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(In millions)

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
Cash Flows from Financing Activities
Short-term Debt, Net	$(323.1)	$62.7	$(247.5)
Long-term Debt Issued	1,600.1	5,805.0	1,000.0
Long-term Debt Retired	(5,878.3)	(827.7)	(302.4)
Issuance of Kinder Morgan, G.P., Inc. Preferred Stock	-	100.0
Discount on Early Extinguishment of Debt	69.2	-	-
Cash Book Overdraft	43.5	(2.0)	(14.9)
Common Stock Issued	-	-	9.9
Excess Tax Benefits from Share-based Payment Arrangements	-	-	56.7
Cash Paid to Share-based Award Holders Due to Going Private Transaction	-	(181.1)	-
Issuance of Kinder Morgan Management, LLC Shares	-	-	297.9
Contributions from Successor Investors	-	5,112.0	-
Short-term Advances (to) from Unconsolidated Affiliates	2.7	(2.7)	2.3
Cash Dividends, Common Stock	-	-	(234.9)
Minority Interests, Contributions	385.0	-	-
Minority Interests, Distributions	(463.3)	(127.6)	(248.9)
Debt Issuance Costs	(14.3)	(66.6)	(13.1)
Other, Net	8.9	0.5	(4.3)
Net Cash Flows (Used in) Provided by Continuing Financing Activities	(4,569.6)	9,872.5	300.8
Net Cash Flows Provided by Discontinued Financing Activities	-	-	140.1
Net Cash Flows (Used in) Provided by Financing Activities	(4,569.6)	9,872.5	440.9

Effect of Exchange Rate Changes on Cash	(3.5)	(2.4)	7.6

Cash Balance Included in Assets Held for Sale	-	-	(2.7)

Net Increase (Decrease) in Cash and Cash Equivalents	(22.0)	(1,763.0)	1,772.5
Cash and Cash Equivalents at Beginning of Period	148.6	1,902.3	129.8
Cash and Cash Equivalents at End of Period	$126.6	$139.3	$1,902.3

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

We are a large energy transportation and storage company, operating or owning an interest in approximately 37,000 miles of pipelines and approximately 165 terminals. We have both regulated and nonregulated operations. We also own all the common equity of the general partner of, and a significant limited partner interest in, Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (formerly Kinder Morgan, Inc.) and its consolidated subsidiaries both before and after the Going Private transaction discussed in Note 2 below. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” and “KMP” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

Kinder Morgan Management, LLC, referred to in this report as “Kinder Morgan Management” or “KMR,” is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners, owns all of Kinder Morgan Management’s voting shares. Kinder Morgan Management, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

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

Our consolidated financial statements include the accounts of Knight Inc. and our majority-owned subsidiaries, as well as those of Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC, which we have the ability to exercise significant influence over their operating and financial policies. Investments in jointly owned operations in which we hold a 50% or less interest (other than Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC) are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

On May 30, 2007, we completed our Going Private transaction whereby Kinder Morgan, Inc. merged with a wholly owned subsidiary of Knight Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. Knight Holdco LLC is a private company owned by Richard D. Kinder, our Chairman and Chief Executive Officer; our co-founder William V. Morgan; former Kinder Morgan, Inc. board members Fayez Sarofim and Michael C. Morgan; other members of our senior management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and Kinder Morgan Management; and affiliates of (i) Goldman Sachs Capital Partners, (ii) American International Group, Inc., (iii) The Carlyle Group, and (iv) Riverstone Holdings LLC. As a result of the Going Private transaction, we are now privately owned, our stock is no longer traded on the New York Stock Exchange, and we have adopted a new basis of accounting for our assets and liabilities. This transaction was a “business combination” for accounting purposes, requiring that these investors, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, record the assets acquired and liabilities assumed at their fair market values as of the acquisition date, resulting in a new basis of accounting.

As a result of the application of the SEC rules and guidance regarding “push down” accounting, the investors’ new accounting basis in our assets and liabilities is reflected in our financial statements effective with the closing of the Going Private transaction. Therefore, in the accompanying consolidated financial statements, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Predecessor Company”) reflect the historical accounting basis

Knight Inc. Form 10-Q

in our assets and liabilities, while the amounts subsequent to the closing (labeled “Successor Company”) reflect the push down of the investors’ new accounting basis to our financial statements. Hence, there is a blackline division on the financial statements and relevant notes, which is intended to signify that the amounts shown for periods prior to and subsequent to the Going Private transaction are not comparable.

As required by SFAS No. 141 (applied by the investors and pushed down to our financial statements), effective with the closing of the Going Private transaction, all of our assets and liabilities have been recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction. To the extent that we consolidate less than wholly owned subsidiaries (such as Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC), the reported assets and liabilities for these entities have been given a new accounting basis only to the extent of our economic ownership interest in those entities. Therefore, the assets and liabilities of these entities are included in our financial statements, in part, at a new accounting basis reflecting the investors’ purchase of our economic interest in these entities (approximately 50% in the case of Kinder Morgan Energy Partners and 14% in the case of Kinder Morgan Management). The remaining percentage of these assets and liabilities, reflecting the continuing minority ownership interest, is included at its historical accounting basis. The purchase price paid in the Going Private transaction and the allocation of that purchase price is as follows:

(In millions)
The Total Purchase Price Consisted of the Following
Cash Paid	$5,112.0
Kinder Morgan, Inc. Shares Contributed	2,719.2
Equity Contributed	7,831.2
Cash from Issuances of Long-term Debt	4,696.2
Total Purchase Price	$12,527.4

The Allocation of the Purchase Price is as Follows
Current Assets	$1,551.2
Investments	897.8
Goodwill	13,674.3
Property, Plant and Equipment, Net	15,520.0
Deferred Charges and Other Assets	1,639.8
Current Liabilities	(3,279.5)
Other Liabilities and Deferred Credits
Deferred Income Taxes, Non-current	(2,519.4)
Other Deferred Credits	(1,786.3)
Long-term Debt	(9,855.9)
Minority Interests in Equity of Subsidiaries	(3,314.6)
$12,527.4

The following is a reconciliation of shares purchased and contributed and the Going Private transaction purchase price (in millions except per share information):

	Number of Shares	Price per Share	Total Value
Shares Purchased with Cash	107.6	$107.50	$11,561.3

Shares Contributed
Richard D. Kinder	24.0	$101.00	2,424.0
Other Knight Inc. Management and Board Members	2.7	$107.50	295.2
Total Shares Contributed	26.7		2,719.2

Total Shares Outstanding as of May 31, 2007	134.3		14,280.5

Less: Portion of Shares Acquired using Knight Inc. Cash on Hand			(1,756.8)
Add: Cash Contributions by Management At or After May 30, 2007			3.7
Purchase Price			$12,527.4

Knight Inc. Form 10-Q

The shares contributed by members of management and the board members other than Richard D. Kinder who were investors in the Going Private transaction were valued at $107.50 per share, the same as the amount per share paid to the public shareholders in the Going Private transaction. Richard D. Kinder agreed to value the shares he contributed at $101.00 per share because Mr. Kinder agreed to participate in the transaction at less than the merger price in order to help increase the merger price for the other public shareholders.

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

3.	Goodwill

Changes in the carrying amount of our goodwill for the nine months ended September 30, 2008 are summarized as follows:

	December 31, 2007	Acquisitions and Purchase Price Adjustments[1]	Impairment of Assets	Other[2]	September 30, 2008
	(In millions)
Products Pipelines – KMP	$2,179.4	$(43.1)	$(1,266.5)	$(6.9)	$862.9
Natural Gas Pipelines – KMP	3,201.0	266.8	(2,090.2)	(10.6)	1,367.0
CO2 – KMP	1,077.6	457.2	-	(3.7)	1,531.1
Terminals – KMP	1,465.9	(3.2)	(676.6)	(4.5)	781.6
Kinder Morgan Canada – KMP	250.1	-	-	(17.0)	233.1
Consolidated Total	$8,174.0	$677.7	$(4,033.3)	$(42.7)	$4,775.7
_______________
[1]	Adjustments relate primarily to a reallocation between goodwill and property, plant, and equipment in our final purchase price allocation.
[2]
Adjustments include (i) the translation of goodwill denominated in foreign currencies and (ii) reductions in the allocation of equity method goodwill due to reductions in our ownership percentage of Kinder Morgan Energy Partners.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. For this purpose, we have six reporting units as follows: (i) Products Pipelines – KMP (excluding associated terminals), (ii) Products Pipelines Terminals – KMP (evaluated separately from Products Pipelines for goodwill purposes), (iii) Natural Gas Pipelines – KMP, (iv) CO2 – KMP, (v) Terminals – KMP and (vi) Kinder Morgan Canada – KMP. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of both September 30, 2008 and December 31, 2007, we have reported $138.2 million of equity method goodwill within the caption “Investments” in the accompanying interim Consolidated Balance Sheets.

In the second quarter of 2008, we finalized the purchase price allocation associated with our May 2007 Going Private transaction, establishing the fair values of our individual assets and liabilities including assigning the associated goodwill to our six reporting units, in each case as of the May 31, 2007 acquisition date. The goodwill that arose in conjunction with this acquisition, which constitutes all of our recorded goodwill, was determined to be associated with the general partner and significant limited partner interests in Kinder Morgan Energy Partners (a publicly traded master limited partnership, or “MLP”) that we acquired as part of this business combination. The goodwill was attributable, in part, to the difference between the market multiples that are paid to acquire the general partner interest in an MLP and the market multiples that are (or would be) paid to acquire the individual assets that comprise the MLP.

In conjunction with our annual impairment test of the carrying value of this goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in Kinder Morgan Energy Partners were less than the carrying values. In addition, the fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using a market multiple for the individual assets). For the reporting units where the fair value was less than the carrying value, we determined the implied fair value of goodwill. The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairment by our reporting units: Products Pipelines – KMP (excluding associated terminals) – $1.19 billion, Products Pipelines Terminals –

Knight Inc. Form 10-Q

KMP (separate from Products Pipelines – KMP for goodwill impairment purposes) - $70 million, Natural Gas Pipelines – KMP – $2.09 billion, and Terminals – KMP – $677 million, for a total impairment of $4.03 billion. We have finalized our goodwill impairment calculation initially recorded in the second quarter of 2008. This resulted in an increase to the goodwill impairment by our Products Pipelines – KMP (excluding associated terminals) reporting unit of $152.6 million and a decrease to the goodwill impairment by our Natural Gas Pipelines – KMP reporting unit of $152.6 million, with no net impact to the total goodwill impairment charge. The goodwill impairment is a non-cash charge and does not have any impact on our cash flow.

While the fair value of the CO2 – KMP segment exceeded its carrying value as of the date of our goodwill impairment test, decreases in the market value of crude oil led us to reconsider this analysis as of September 30, 2008. This analysis again showed that the fair value of the CO2 – KMP segment exceeded its carrying value, however the amount by which the fair value exceeded the carrying value decreased. If the market price of crude oil continues to decline, we may need to record non-cash goodwill impairment charges on this reporting unit in future periods.

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. This transaction was completed April 30, 2007. This transaction caused us to evaluate the fair value of the Trans Mountain pipeline system in determining whether goodwill related to these assets was impaired. Accordingly, based on our consideration of supporting information obtained regarding the fair values of the Trans Mountain pipeline system assets, we recorded a goodwill impairment charge of $377.1 million in the first quarter of 2007.

4.	Other Intangibles

Our intangible assets other than goodwill include customer relationships, contracts and agreements, technology-based assets, lease values and other long-term assets. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as “Other Intangibles, Net” in the accompanying interim Consolidated Balance Sheets. Following is information related to our intangible assets:

	September 30, 2008	December 31, 2007
	(In millions)
Customer Relationships, Contracts and Agreements
Gross Carrying Amount[1]	$270.9	$321.3
Accumulated Amortization	(25.7)	(11.6)
Net Carrying Amount	245.2	309.7

Technology-based Assets, Lease Values and Other
Gross Carrying Amount	11.7	11.7
Accumulated Amortization	(0.7)	(0.3)
Net Carrying Amount	11.0	11.4

Total Other Intangibles, Net	$256.2	$321.1
_______________
[1]
The change in the Gross Carrying Amount is primarily due to (i) a decrease of approximately $18 million for Kinder Morgan Energy Partners’ allocated purchase price to Marine Terminals, Inc.’s bulk terminal assets and (ii) a decrease of approximately $32 million for Knight Inc.’s allocated purchase price to the assets belonging to the Products Pipelines, Natural Gas Pipelines, CO2, and Terminals segments, related to the Going Private transaction. These adjustments had the effect of increasing “Goodwill” and decreasing “Other Intangibles, Net” by the described amounts.

Knight Inc. Form 10-Q

Amortization expense on our intangibles consisted of the following:

	Successor Company				Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
	(In millions)				(In millions)
Customer Relationships, Contracts and Agreements	$4.6	$3.9	$14.1	$5.1	$6.1
Technology-based Assets, Lease Value and Other	0.2	0.1	0.4	0.1	0.2
Total Amortization	$4.8	$4.0	$14.5	$5.2	$6.3

As of September 30, 2008, the weighted-average useful lives for our intangible assets was approximately 16.8 years.

5.	Minority Interests

The caption “Minority Interests in Equity of Subsidiaries” in the accompanying interim Consolidated Balance Sheets consists of the following:

	September 30, 2008	December 31, 2007
	(In millions)
Kinder Morgan Energy Partners	$1,717.8	$1,616.0
Kinder Morgan Management	1,705.8	1,657.7
Triton Power Company LLC	41.4	29.2
Other	9.3	11.1
	$3,474.3	$3,314.0

6.	Related Party Transactions

Significant Investors

As discussed in Note 2, as a result of the Going Private transaction, a number of individuals and entities became significant investors in us via their investment in Knight Holdco LLC. By virtue of the size of their ownership interest, two of those investors became “related parties” to us as that term is defined in the authoritative accounting literature: (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”). We enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. At September 30, 2008 and December 31, 2007, the fair values of these derivative contracts are included in the accompanying interim Consolidated Balance Sheets within the captions indicated in the following table:

	September 30, 2008	December 31, 2007
	(In millions)
Derivative Assets (Liabilities)
Assets: Fair Value of Derivative Instruments, Non-current	$13.6	$-
Current Liabilities: Fair Value of Derivative Instruments	$(256.3)	$(239.8)
Liabilities and Stockholder’s Equity: Fair Value of Derivative Instruments, Non-current	$(594.2)	$(386.5)

Knight Inc. Form 10-Q

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The outstanding note receivable balance was $88.5 million and $89.7 million as of September 30, 2008 and December 31, 2007, respectively. Of these amounts, $2.5 million and $2.4 million, respectively, were included within “Current Assets: Accounts, Notes and Interest Receivable, Net” in our accompanying interim Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 and the remainder was included within “Notes Receivable – Related Parties” in our accompanying interim Consolidated Balance Sheets at each reporting date.

Express US Holdings LP Note Receivable

On June 30, 2008, we exchanged our C$113.6 million preferred equity interest in Express US Holdings LP for two subordinated notes from Express US Holdings LP with a combined face value of $111.4 million (C$113.6 million).

As of September 30, 2008, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $106.7 million, and we included this amount in the accompanying interim Consolidated Balance Sheet within the caption “Notes Receivable – Related Parties.”

On August 28, 2008, Knight Inc. sold its one-third interest in the net assets of the Express pipeline system (“Express”), as well as Knight Inc.’s full ownership of the net assets of the Jet Fuel pipeline system (“Jet Fuel”), to Kinder Morgan Energy Partners. This transaction included the sale of Knight Inc.’s subordinated notes described above. Due to the inclusion of Kinder Morgan Energy Partners and its subsidiaries in our consolidated financial statements (resulting from the implementation of EITF 04-5), Knight Inc. accounted for this transaction as a transfer of net assets between entities under common control. Therefore, following Knight Inc.’s sale of Express and Jet Fuel to Kinder Morgan Energy Partners, Kinder Morgan Energy Partners recognized the assets and liabilities acquired at Knight Inc.’s carrying amounts (historical cost) at the date of transfer; see Note 14 for additional information relating to this sale.

NGPL PipeCo LLC

On February 15, 2008, Knight Inc. entered in to an Operations and Reimbursement agreement with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC. The agreement provides for a $3.7 million monthly charge from Knight Inc. to Natural Gas Pipeline Company of America LLC related to general and administrative expenses. For the period from February 15, 2008 to September 30, 2008 and the three months ended September 30, 2008, these charges were $27.8 million and $11.1 million, respectively.

In addition, Kinder Morgan Energy Partners purchases transportation and storage services from NGPL PipeCo LLC. For the period from February 15, 2008 to September 30, 2008 and the three months ended September 30, 2008, these purchases totaled $5.0 million and $2.4 million, respectively.

Knight Inc. Form 10-Q

7.	Cash Flow Information

We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items (Net of Effects of Acquisitions and Sales)

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Accounts Receivable	$(55.5)	$70.2	$(31.9)
Materials and Supplies Inventory	(7.3)	0.8	(1.7)
Other Current Assets	29.0	3.6	0.5
Accounts Payable	(89.3)	(7.8)	26.3
Accrued Interest	(145.3)	(51.1)	(22.5)
Accrued Taxes	(502.3)	(47.0)	(114.0)
Other Current Liabilities	(81.0)	17.7	(59.6)
	$(851.7)	$(13.6)	$(202.9)

Supplemental Disclosures of Cash Flow Information

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Cash Paid During the Period for
Interest, Net of Amount Capitalized	$623.0	$390.3	$381.8
Income Taxes Paid, Including Prior Period Amounts	$622.9	$141.8	$133.3

During the nine months ended September 30, 2008, the four months ended September 30, 2007 and the five months ended May 31, 2007, Kinder Morgan Energy Partners acquired $3.4 million, $1.0 million and $18.5 million, respectively, of assets by the assumption of liabilities.

During the nine months ended September 30, 2008, we recognized non-cash activity of $45.8 million for unamortized fair value adjustments recorded in purchase accounting related to the Going Private transaction and $41.7 million for unamortized debt issuance costs, both associated with the early extinguishment of debt.

On June 30, 2008, we exchanged our preferred equity interest in Express US Holdings LP for two subordinated notes from Express US Holdings LP with a combined face value of $111.4 million (C$113.6 million); see Note 11 for additional information regarding this exchange.

In May 2007, Kinder Morgan Energy Partners issued 266,813 common units, representing approximately $15.0 million of value, in settlement of an obligation included in the purchase price of seven bulk terminal operations acquired from Trans-Global Solutions, Inc. on April 29, 2005.

Knight Inc. Form 10-Q

8.	Income Taxes

Income Taxes from Continuing Operations included in our Consolidated Statements of Operations were as follows:

	Successor Company				Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
	(In millions)				(In millions)
Income Taxes	$87.9	$74.6	$194.4	$95.9	$135.5
Effective Tax Rate[1]	44.7%	45.3%	33.4%	44.8%	48.4%
_______________
[1]	Excludes goodwill impairment charges related to non-deductible goodwill; see Note 3.

During the nine months ended September 30, 2008, our effective tax rate was lower than the statutory federal income tax rate of 35% primarily due to (i) a reduction of approximately $53 million in deferred income tax liabilities, and income tax expense, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains and (ii) the special tax deduction permitted for dividends received from domestic corporations. These decreases to the effective tax rate were partially offset by state income taxes and the impact of consolidating the Kinder Morgan Management income tax provision.

During the three months ended September 30, 2008, three months ended September 30, 2007, four months ended September 30, 2007 and five months ended May 31, 2007, our effective tax rate was higher than the statutory federal income tax rate of 35% due to (i) state income taxes, (ii) the impact of consolidating the Kinder Morgan Management income tax provision, (iii) foreign earnings subject to different tax rates and (iv) the impact of consolidating Kinder Morgan Energy Partners’ income tax provision. During the five months ended May 31, 2007, our effective tax rate was also higher due to non-deductible fees associated with the Going Private transaction.

9.	Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Net Income	$108.7	$85.7
Other Comprehensive Income (Loss), Net of Tax
Change in Fair Value of Derivatives Utilized for Hedging Purposes	543.4	(25.5)
Reclassification of Change in Fair Value of Derivatives to Net Income	(70.5)	(20.2)
Employee Benefit Plans
Prior Service Cost Arising During Period	(0.1)	-
Net Gain Arising During Period	0.2	-
Amortization of Net Loss Included in Net Periodic Benefit Costs	-	(0.1)
Change in Foreign Currency Translation Adjustment	(22.8)	14.1
Other Comprehensive Income (Loss), Net of Tax	450.2	(31.7)

Comprehensive Income	$558.9	$54.0

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Net Income (Loss)	$(3,646.2)	$115.9	$65.9
Other Comprehensive Income (Loss), Net of Tax
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(253.5)	(44.5)	(21.3)
Reclassification of Change in Fair Value of Derivatives to Net Income	140.9	(21.1)	10.3
Employee Benefit Plans
Prior Service Cost Arising During Period	0.2	-	(1.7)
Net Gain Arising During Period	1.3	-	11.4
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	-	-	(0.4)
Amortization of Net Loss Included in Net Periodic Benefit Costs	(0.1)	(0.1)	1.4
Change in Foreign Currency Translation Adjustment	(31.5)	12.7	40.1
Other Comprehensive Income (Loss), Net of Tax	(142.7)	(53.0)	39.8

Comprehensive Income (Loss)	$(3,788.9)	$62.9	$105.7

The Accumulated Other Comprehensive Loss balance of $390.4 million included in the accompanying interim Consolidated Balance Sheet at September 30, 2008 consisted of (i) $367.1 million representing unrecognized net losses on hedging activities, (ii) $5.2 million representing foreign currency translation gain adjustments and (iii) $0.2 million and $28.3 million representing unrecognized prior service costs and net losses relating to the employee benefit plans, respectively.

10.	Kinder Morgan Management, LLC

On August 14, 2008, Kinder Morgan Management made a share distribution of 0.018124 shares per outstanding share (1,359,153 total shares) to shareholders of record as of July 31, 2008, based on the $0.99 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2008, Kinder Morgan Management will make a share distribution of 0.021570 shares per outstanding share (1,646,891 total shares) to shareholders of record as of October 31, 2008, based on the $1.02 per common unit distribution declared by Kinder Morgan Energy Partners. Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average of the market closing prices of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

11.	Business Combinations, Investments, and Sales

During the first nine months of 2008, we recorded purchase price adjustments related to Kinder Morgan Energy Partners’ previously completed acquisitions of bulk terminal operations acquired effective May 30, 2007 and September 1, 2007, respectively and made a preliminary purchase price allocation related to a liquids terminal facility acquired by Kinder Morgan Energy Partners on August 15, 2008.

Vancouver Wharves

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

Knight Inc. Form 10-Q

The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing terminal operations and all of the acquired assets are included in the Terminals – KMP business segment. Final purchase price adjustments were made in the first half of 2008 to reflect the fair value of acquired assets and expected value of assumed liabilities. The adjustments increased “Property, Plant and Equipment, Net” by $2.7 million, reduced working capital balances by $1.6 million, and increased “Other Long-term Liabilities and Deferred Credits” by $1.1 million. Based on Kinder Morgan Energy Partners’ estimate of fair market values, we allocated $53.4 million of the combined purchase price to “Property, Plant and Equipment, Net,” and $6.1 million to items included within “Current Assets.”

Marine Terminals, Inc.

On September 1, 2007, Kinder Morgan Energy Partners acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of approximately $102.1 million, consisting of $100.8 million in cash and assumed liabilities of $1.3 million. The acquired assets and operations are primarily involved in the handling and storage of steel and alloys. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama, Hertford, North Carolina, and Berkley, South Carolina. Combined, the five facilities handle approximately 13.5 million tons of alloys and steel products annually and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry. The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing ferro alloy terminal operations and will provide customers further access to Kinder Morgan Energy Partners’ growing national network of marine and rail terminals. All of the acquired assets are included in the Terminals – KMP business segment.

In the first nine months of 2008, Kinder Morgan Energy Partners paid an additional $0.5 million for purchase price settlements, and made purchase price adjustments to reflect final fair value of acquired assets and final expected value of assumed liabilities. Kinder Morgan Energy Partners’ 2008 adjustments primarily reflected changes in the allocation of the purchase cost to intangible assets acquired. Based on Kinder Morgan Energy Partners’ estimate of fair market values, we allocated $60.8 million of the combined purchase price to “Property, Plant and Equipment, Net,” $21.7 million to “Other Intangibles, Net,” $18.6 million to “Goodwill,” and $1.0 million to “Current Assets: Other” and “Deferred Charges and Other Assets.”

The allocation to “Other Intangibles, Net” included a $20.1 million amount representing the fair value of a service contract entered into with Nucor Corporation, a large domestic steel company with significant operations in the Southeast region of the United States. For valuation purposes, the service contract was determined to have a useful life of 20 years, and pursuant to the contract’s provisions, the acquired terminal facilities will continue to provide Nucor with handling, processing, harboring and warehousing services.

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

Wilmington, North Carolina Liquids Terminal

On August 15, 2008, Kinder Morgan Energy Partners purchased certain terminal assets from Chemserve, Inc. for an aggregate consideration of $12.7 million, consisting of $11.8 million in cash and $0.9 million in assumed liabilities. The liquids terminal facility is located in Wilmington, North Carolina and stores petroleum products and chemicals. The terminal includes significant transportation infrastructure, and provides liquid and heated storage and custom tank blending capabilities for agricultural and chemical products. The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing Mid-Atlantic region terminal operations, and all of the acquired assets are included in the Terminals – KMP business segment. In the third quarter of 2008, we made a preliminary allocation of the purchase price to reflect the fair value of assets acquired; however, the final purchase price allocation is expected to be made in the fourth quarter of 2008, including a final allocation to “Goodwill.”

Sale of 80% of NGPL PipeCo LLC

On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns Natural Gas Pipeline of America and certain affiliates, collectively referred to as “NGPL,” to Myria Acquisition Inc. (“Myria”) for approximately $2.9 billion. We also received $3.0 billion of cash previously held in escrow related to a notes offering by NGPL PipeCo LLC in December 2007, the net proceeds of which were distributed to us principally as repayment of intercompany indebtedness and partially as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to

Knight Inc. Form 10-Q

the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is owned by a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group. The total proceeds from this sale of $5.9 billion were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.67 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility (see Note 13).

Investment in Rockies Express Pipeline

In the first nine months of 2008, Kinder Morgan Energy Partners made capital contributions of $306.0 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund its Rockies Express Pipeline construction costs. This cash contribution was recorded as an increase to “Investments” in the accompanying interim Consolidated Balance Sheet as of September 30, 2008, and it was included within “Cash Flows from Investing Activities: Other Investments” in the accompanying interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2008. Kinder Morgan Energy Partners owns a 51% equity interest in West2East Pipeline LLC.

On June 24, 2008, Rockies Express Pipeline LLC completed a private offering of an aggregate $1.3 billion in principal amount of fixed rate senior notes. Rockies Express Pipeline LLC received net proceeds of approximately $1.29 billion from this offering, after deducting the initial purchasers’ discount and estimated offering expenses, and virtually all of the net proceeds from the sale of the notes were used to repay Rockies Express Pipeline LLC’s short-term commercial paper borrowings.

All payments of principal and interest in respect of these senior notes are the sole obligation of Rockies Express Pipeline LLC. Noteholders will have no recourse against Kinder Morgan Energy Partners, Sempra Energy or ConocoPhillips (the two other member owners of West2East Pipeline LLC), or against any of Kinder Morgan Energy Partners’ or their respective officers, directors, employees, shareholders, members, managers, unitholders or affiliates for any failure by Rockies Express Pipeline LLC to perform or comply with its obligations pursuant to the notes or the indenture.

Midcontinent Express Pipeline LLC

In the first nine months of 2008, Kinder Morgan Energy Partners made capital contributions of $27.5 million to Midcontinent Express Pipeline LLC to partially fund its Midcontinent Express Pipeline construction costs. This cash contribution has been recorded as an increase to “Investments” in the accompanying Consolidated Balance Sheet as of September 30, 2008, and has been included within “Cash Flows from Investing Activities: Other Investments” in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2008. Kinder Morgan Energy Partners owns a 50% equity interest in Midcontinent Express Pipeline LLC.

Kinder Morgan Energy Partners received, in the first nine months of 2008, an $89.1 million return of capital from Midcontinent Express Pipeline LLC. In February 2008, Midcontinent Express Pipeline LLC entered into and then made borrowings under a new $1.4 billion three-year, unsecured revolving credit facility due February 28, 2011. Midcontinent then made distributions (in excess of cumulative earnings) to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs, and this cash receipt has been included in “Distributions from Equity Investees” in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2008.

Fayetteville Express Pipeline LLC

On October 1, 2008, Kinder Morgan Energy Partners announced that it has entered into a 50/50 joint venture with Energy Transfer Partners, L.P. to build and develop the Fayetteville Express Pipeline, a new natural gas pipeline that will provide shippers in the Arkansas Fayetteville Shale area with takeaway natural gas capacity, added flexibility, and further access to growing markets. Fayetteville Express Pipeline LLC will construct the approximately 185-mile pipeline, which will originate in Conway County, Arkansas, continue eastward through White County, Arkansas, and terminate at an interconnect with Trunkline Gas Company’s pipeline in Quitman County, Mississippi. The new pipeline will also interconnect with NGPL’s pipeline in White County, Arkansas, Texas Gas Transmission LLC’s pipeline in Coahoma County, Mississippi, and ANR Pipeline Company’s pipeline in Quitman County, Mississippi. NGPL’s pipeline is operated and 20% owned by us.

The Fayetteville Express Pipeline will have an initial capacity of 2.0 billion cubic feet of natural gas per day. Pending necessary regulatory approvals, the approximately $1.3 billion pipeline project is expected to be in service by late 2010 or early 2011. Fayetteville Express Pipeline LLC has secured binding 10-year commitments totaling approximately 1.85 billion cubic feet per day, and depending on shipper support, capacity on the proposed pipeline may be increased.

Knight Inc. Form 10-Q

Other Sales

On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. We received net proceeds of $63.1 million.

On April 1, 2008, Kinder Morgan Energy Partners sold its 25% interest in Thunder Creek Gas Services, LLC. Kinder Morgan Energy Partners received cash proceeds of approximately $50.7 million for its investment.

On June 30, 2008, Knight Inc. exchanged a $111.4 million (C$113.6 million) preferred equity interest in Express US Holdings LP and the accrued interest thereon for $40.5 million in cash (the majority of which was received in July 2008) and two subordinated notes issued by Express US Holdings LP with a combined face value of $111.4 million (C$113.6 million). Immediately prior to the exchange, the subordinated notes were held by two other partners in Express US Holdings LP. On August 28, 2008, Knight Inc. sold the one-third interest in the net assets of Express and our full ownership of Jet Fuel to Kinder Morgan Energy Partners. This transaction included the sale of the aforementioned subordinated notes. Due to the inclusion of Kinder Morgan Energy Partners and its subsidiaries in Knight Inc.’s consolidated financial statements (resulting from the implementation of EITF 04-5), Knight Inc. accounted for this transaction as a transfer of net assets between entities under common control. Therefore, following Kinder Morgan Energy Partners’ acquisition of Express and Jet Fuel from Knight Inc., Kinder Morgan Energy Partners recognized the assets and liabilities acquired at Knight Inc.’s carrying amounts (historical cost) at the date of transfer; see Note 14. These notes are included in the accompanying interim Consolidated Balance Sheet at September 30, 2008, under the caption “Notes Receivable – Related Parties.” The two notes have an interest rate of 12%, payable quarterly, and are due on January 9, 2023.

12.	Discontinued Operations

North System Natural Gas Liquids Pipeline System

In October 2007, Kinder Morgan Energy Partners completed the sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. In the nine months ended September 30, 2008, Kinder Morgan Energy Partners paid $2.4 million to ONEOK Partners, L.P. to fully settle both the sale of working capital items and the allocation of pre-acquisition investee distributions, and to partially settle the sale of liquids inventory balances. Due to the fair market valuation resulting from the Going Private transaction (see Note 2), the consideration Kinder Morgan Energy Partners received from the sale of its North System was equal to its carrying value; therefore no gain or loss was recorded on this disposal transaction. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale were eight propane truck-loading terminals located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets were included in our Products Pipelines – KMP business segment.

Terasen Pipelines (Corridor) Inc.

In June 2007, we completed the sale of Terasen Pipelines (Corridor) Inc. (“Corridor”) to Inter Pipeline Fund, a Canada-based company. Corridor transports diluted bitumen from the Athabasca Oil Sands Project near Fort McMurray, Alberta, to the Scotford Upgrader near Fort Saskatchewan, Alberta. The sale did not include any other assets of Kinder Morgan Canada (formerly Terasen Pipelines). The sale price was approximately $711 million (C$760 million) plus the buyer’s assumption of all of the debt related to Corridor, including the debt associated with the expansion taking place on Corridor at the time of the sale. The consideration was equal to Corridor’s carrying value, therefore no gain or loss was recorded on this disposal transaction.

Terasen Inc.

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash plus the buyers’ assumption of debt. The sale did not include the assets of Kinder Morgan Canada (formerly Terasen Pipelines) discussed in the preceding paragraph. We recorded a book gain on this disposition of $55.7 million in the second quarter of 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $223.3 million of this loss was utilized to reduce capital gains principally associated with the sale of our U.S.-based retail gas operations (see below) resulting in a tax benefit of approximately $82.2 million. The remaining capital loss carryforward of $775.3 million was utilized to reduce the capital gain associated with our sale of an 80% ownership interest in NGPL PipeCo LLC (see Note 11).

Knight Inc. Form 10-Q

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

Earnings of Discontinued Operations

The financial results of discontinued operations have been reclassified for all periods presented and reported in the caption, “Income (Loss) from Discontinued Operations, Net of Tax” in our accompanying interim Consolidated Statements of Operations. Summarized financial results of these operations are as follows:

	Successor Company				Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
	(In millions)				(In millions)
Operating Revenues	$-	$14.4	$-	$19.2	$921.8

Income (Loss) from Discontinued Operations Before Income Taxes	(0.2)	(1.4)	(0.6)	0.9	393.2
Income Taxes	-	(3.0)	-	(3.0)	(94.6)
Income (Loss) from Discontinued Operations	$(0.2)	$(4.4)	$(0.6)	$(2.1)	298.6

The cash flows attributable to discontinued operations are included in our accompanying interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2008, the four months ended September 30, 2007, and the five months ended May 31, 2007 in the captions “Net Cash Flows (Used in) Provided by Discontinued Operations,” “Net Cash Flows Provided by Discontinued Investing Activities” and “Net Cash Flows Provided by Discontinued Financing Activities.”

13.	Financing

Credit Facilities

	September 30, 2008
	Short-term Notes Payable	Commercial Paper Outstanding	Weighted- Average Interest Rate
	(In millions)

Knight Inc. – Secured Debt[1]	$270.0	$-	3.62%
Kinder Morgan Energy Partners – Unsecured Debt[2]	$295.0	$-	5.00%
____________
[1]
The average short-term debt outstanding (and related weighted-average interest rate) was $196.8 million (3.61%) and $185.6 million (4.38%) during the three and nine months ended September 30, 2008, respectively.

[2]
The average short-term debt outstanding (and related weighted-average interest rate) was $163.5 million (3.34%) and $329.6 million (3.48%) during the three and nine months ended September 30, 2008, respectively.

Knight Inc. Form 10-Q

The Knight Inc. $1.0 billion six-year senior secured credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans. Knight Inc. does not have a commercial paper program.

The Kinder Morgan Energy Partners $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. Borrowings under the credit facility can be used for partnership purposes and as a backup for Kinder Morgan Energy Partners’ commercial paper program. Borrowings under Kinder Morgan Energy Partners’ commercial paper program reduce the borrowings allowed under its credit facility. On October 13, 2008, Standard & Poor’s Rating Services lowered Kinder Morgan Energy Partners’ short-term credit rating to A-3 from A-2. See Note 20 regarding subsequent events.

The outstanding balance under Kinder Morgan Energy Partners’ five-year credit facility was $295.0 million as of September 30, 2008. As of December 31, 2007, there were no borrowings under the credit facility. As of December 31, 2007, Kinder Morgan Energy Partners had $589.1 million of commercial paper outstanding with an average interest rate of 5.58%. The borrowings under Kinder Morgan Energy Partners’ commercial paper program were used principally to finance the acquisitions and capital expansions that Kinder Morgan Energy Partners made during 2007.

Kinder Morgan Energy Partners’ five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. No Lehman Brothers affiliate is an administrative agent for Kinder Morgan Energy Partners or any of its subsidiaries; however, one of the Lehman entities is a lending bank providing less than 5% of the commitments in Kinder Morgan Energy Partners’ bank credit facility. Since Lehman Brothers declared bankruptcy, its affiliate, which is a party to Kinder Morgan Energy Partners’ credit facility, has notified Kinder Morgan Energy Partners that it will not meet obligations to lend under that agreement. Thus, the available capacity of Kinder Morgan Energy Partners’ facility will be reduced by the Lehman commitment (less than 5% of the facility). The commitments of the other banks remain unchanged and the facility is not defaulted.

As of September 30, 2008, the amount available for borrowing under Kinder Morgan Energy Partners’ credit facility was reduced by an aggregate amount of $681.5 million, consisting of (i) a combined $375 million in three letters of credit that support its hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil, (ii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of Kinder Morgan Energy Partners’ Pacific operations’ pipelines in the state of California, (iii) a combined $86.9 million in three letters of credit that support tax-exempt bonds, (iv) a combined $55.9 million in letters of credit that support Kinder Morgan Energy Partners’ pipeline and terminal operations in Canada, (v) a $26.8 million letter of credit that supports Kinder Morgan Energy Partners’ indemnification obligations on the Series D note borrowings of Cortez Capital Corporation, (vi) a $19.9 million letter of credit that supports the construction of Kinder Morgan Energy Partners’ Kinder Morgan Louisiana Pipeline (a natural gas pipeline), and (vii) a combined $17 million in other letters of credit supporting other obligations of Kinder Morgan Energy Partners and its subsidiaries.

Significant Debt Financing Transactions

On June 6, 2008, Kinder Morgan Energy Partners completed a public offering of a total of $700 million in principal amount of senior notes, consisting of $375 million of 5.95% notes due February 15, 2018, and $325 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $687.7 million, and used the proceeds to reduce the borrowings under its commercial paper program. The notes due in 2018 constitute a further issuance of the $600 million aggregate principal amount of 5.95% notes Kinder Morgan Energy Partners issued on February 12, 2008 and form a single series with those notes. The notes due in 2038 constitute a further issuance of the combined $850 million aggregate principal amount of 6.95% notes Kinder Morgan Energy Partners issued on June 21, 2007 and February 12, 2008 and form a single series with those notes.

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
Senior Secured Credit Term Loan Facilities
Tranche A Term Loan, Due 2013	$995.0
Tranche B Term Loan, Due 2014	3,183.5
Credit Facility
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

Par Value of Debt Repurchased
(In millions)
Knight Inc.
Debentures
6.50% Series, Due 2013	$18.9
6.67% Series, Due 2027	143.0
7.25% Series, Due 2028	461.0
7.45% Series, Due 2098	124.1
Senior Notes
6.50% Series, Due 2012	160.7
Kinder Morgan Finance Company, LLC
6.40% Series, Due 2036	513.6
Deferrable Interest Debentures Issued to Subsidiary Trusts
8.56% Junior Subordinated Deferrable Interest Debentures Due 2027	87.3
7.63% Junior Subordinated Deferrable Interest Debentures Due 2028	160.6
Repurchase of Outstanding Debt Securities	$1,669.2

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

Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted our basis in our long-term debt to reflect its fair value and the adjustments are being amortized until the debt securities mature. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” in the accompanying interim Consolidated Balance Sheet at September 30, 2008 were $46.4 million and $0.6 million, representing a decrease to the carrying value of our long-term debt and an increase in the balance of our value of interest rate swaps,

Knight Inc. Form 10-Q

respectively.

Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company

As part of the purchase price consideration for Kinder Morgan Energy Partners’ January 1, 2007 acquisition of the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five equal annual installments of $10.0 million on March 31 in each of 2008, 2009, 2010, 2011 and 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of September 30, 2008 and December 31, 2007, the outstanding balance under the note was $36.1 million and $44.6 million, respectively.

Central Florida Pipeline LLC Debt

On July 23, 2008, Central Florida Pipeline LLC, a Kinder Morgan Energy Partners subsidiary, paid $5.0 million to retire the outstanding principal amount of its 7.84% senior notes that matured on that date.

Kinder Morgan Operating L.P. “B” Debt

As of December 31, 2007, Kinder Morgan Energy Partners’ subsidiary, Kinder Morgan Operating L.P. “B,” was the obligor of a principal amount of $23.7 million of tax-exempt bonds due April 1, 2024. The bonds were issued by the Jackson-Union Counties Regional Port District, a political subdivision embracing the territories of Jackson County and Union County in the state of Illinois. These variable rate demand bonds bear interest at a weekly floating market rate and as of December 31, 2007, Kinder Morgan Energy Partners had an outstanding letter of credit issued by Wachovia in the amount of $24.1 million that backed-up the $23.7 million principal amount of the bonds and $0.4 million of accrued interest.

In September 2008, pursuant to the standby purchase agreement provisions contained in the bond indenture—which require the sellers of those guarantees to buy the debt back—certain investors elected to put (sell) back their bonds at par plus accrued interest. A total principal and interest amount of $5.2 million was tendered and drawn against Kinder Morgan Energy Partners’ letter of credit and accordingly, Kinder Morgan Energy Partners paid this amount pursuant to the letter of credit reimbursement provisions. As of September 30, 2008, Kinder Morgan Energy Partners’ outstanding balance under the bonds was $18.5 million, and the interest rate on these bonds was 9.65%. Kinder Morgan Energy Partners’ outstanding letter of credit issued by Wachovia totaled $18.9 million, which backs-up the $18.5 million principal amount of the bonds and $0.4 million of interest on the bonds for up to 55 days computed at 12% per annum on the principal amount thereof.

Rockies Express Pipeline LLC

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express Pipeline LLC’s (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011, (ii) $2.0 billion commercial paper program, and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express Pipeline LLC commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. The $600 million in principal amount of senior notes were issued on September 20, 2007. The notes are unsecured and are not redeemable prior to maturity. Interest on the notes is paid and computed quarterly at an interest rate of three-month LIBOR (with a floor of 4.25%) plus a spread of 0.85%. See Note 20 regarding subsequent events.

Upon issuance of the notes, Rockies Express Pipeline LLC entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and maturity dates of August 20, 2009. On September 24, 2008, Rockies Express Pipeline LLC terminated one of the aforementioned interest rate swaps that had Lehman Brothers as the counterparty. The notional principal amount of the terminated swap agreement was $300 million. The remaining interest rate swap agreement effectively converts the interest expense associated with $300 million of these senior notes from its stated variable rate to a fixed rate of 5.47%.

Knight Inc. Form 10-Q

As of September 30, 2008, in addition to the $600 million in senior notes, Rockies Express Pipeline LLC had $406.7 million of commercial paper outstanding with a weighted-average interest rate of approximately 3.58%, and outstanding borrowings of $447.5 million under its five-year facility. Accordingly, as of September 30, 2008, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC’s debt was $741.6 million (51% of total guaranteed borrowings). In addition, there is a $31.4 million letter of credit outstanding as of September 30, 2008, issued by JP Morgan Chase. Kinder Morgan Energy Partners’ contingent responsibility with regard to this letter of credit was $16.0 million (51% of face amount).

In October 2008, Standard & Poor’s Rating Services lowered Rockies Express Pipeline LLC short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, Rockies Express Pipeline LLC is unable to access additional commercial paper borrowings. However, Rockies Express Pipeline LLC expects that short-term financing and liquidity needs will continue to be met through borrowings made under its $2.0 billion five-year, unsecured revolving credit facility.

No Lehman Brothers affiliate is an administrative agent for Rockies Express Pipeline LLC; however, one of the Lehman affiliates is a lending bank providing less than 5% of Rockies Express Pipeline LLC’s $2.0 billion credit facility. Since Lehman Brothers declared bankruptcy, its affiliate, which is a party to the Rockies Express Pipeline LLC credit facility, notified Rockies Express Pipeline LLC that it will not meet its obligations to lend under this agreement. Thus, the available capacity of Rockies Express Pipeline LLC’s facility will be reduced by the Lehman commitment (less than 5% of the facility). The commitments of the other banks remain unchanged and the facility is not defaulted.

Midcontinent Express Pipeline LLC

Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under Midcontinent Express Pipeline LLC’s $1.4 billion three-year, unsecured revolving credit facility, entered into on February 29, 2008 and due February 28, 2011. The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement will be used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses. No Lehman Brothers affiliate is an administrative agent for Midcontinent Express Pipeline LLC; however, one of the Lehman affiliates is a lending bank providing less than 10% of Midcontinent Express Pipeline LLC’s $1.4 billion credit facility. Since Lehman Brothers declared bankruptcy, its affiliate, which is a party to the Midcontinent Express Pipeline LLC credit facility, has notified Midcontinent Express Pipeline LLC that it will not meet its obligations to lend under that agreement. Thus, the available capacity of Midcontinent Express Pipeline LLC’s facility will be reduced by the Lehman commitment (less than 10% of the facility). The commitments of the other banks remain unchanged and the facility is not defaulted.

Midcontinent Express Pipeline LLC is an equity method investee of Kinder Morgan Energy Partners, and the two member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of September 30, 2008, Midcontinent Express Pipeline LLC had borrowed $525.0 million under its three-year credit facility. Accordingly, as of September 30, 2008, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express Pipeline LLC’s debt was $262.5 million (50% of total borrowings). Furthermore, the revolving credit facility can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline, and as of September 30, 2008, a letter of credit having a face amount of $33.3 million was issued under the credit facility. Accordingly, as of September 30, 2008, Kinder Morgan Energy Partners’ contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

In addition, Midcontinent Express Pipeline LLC entered into a $197 million reimbursement agreement dated September 4, 2007, with JPMorgan Chase as the administrative agent. The agreement included covenants and required payments of fees that are common in such arrangements, and both Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage membership interests. This reimbursement agreement expired on September 3, 2008.

Kinder Morgan Energy Partners’ Common Units

On October 14, 2008, Kinder Morgan Energy Partners declared a cash distribution of $1.02 per common unit for the third quarter of 2008, payable on November 14, 2008 to unitholders of record as of October 31, 2008. On August 14, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.99 per common unit for the quarterly period ended June 30, 2008, of which $161.1 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners common units.

Knight Inc. Form 10-Q

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

In connection with Kinder Morgan Energy Partners’ acquisition on August 28, 2008 of Knight Inc.’s one-third ownership interest in Express and Knight Inc.’s full ownership of Jet Fuel, Kinder Morgan Energy Partners issued 2,014,693 common units to Knight Inc. The units were valued at $116.0 million. See Note 11 for additional information regarding this transaction.

Kinder Morgan G.P., Inc. Preferred Shares

On October 15, 2008, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on November 18, 2008 to shareholders of record as of October 31, 2008. On July 16, 2008, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share, which was paid on August 18, 2008 to shareholders on record as of July 31, 2008.

Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is interest expense net of the debt component of the allowance for funds used during construction, which was $11.0 million and $30.4 million for the three and nine months ended September 30, 2008, respectively and $11.7 million, $14.6 million, and $12.2 million for the three months ended September 30, 2007, the four months ended September 30, 2007, and the five months ended May 31, 2007, respectively. We also record as interest expense gains and losses from (i) the reacquisition of debt, (ii) the termination of interest rate swaps designated as fair value hedges for which the hedged liability has been extinguished and (iii) the termination of interest rate swaps designated as cash flow hedges for which the forecasted interest payments will no longer occur. During the nine months ended September 30, 2008, we recorded a $34.4 million loss from the early extinguishment of debt in the caption “Interest Expense, Net,” consisting of an $18.1 million gain on the debt repurchased in the tender more than offset by a $41.7 million loss from the write-off of debt issuance costs associated with the $5.8 billion secured credit facility. We also recorded $10.8 million in gains from the early extinguishment of debt in the caption “Interest Expense – Deferred Interest Debentures,” and $19.8 million of gains from the termination of interest rate swaps designated as fair value hedges, for which the hedged liability was extinguished, in the caption “Interest Expense, Net” in the accompanying interim Consolidated Statements of Operations.

14.	Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America LLC and certain affiliates (“NGPL”), a major interstate natural gas pipeline and storage system in which we currently have a 20% interest; (2) Power, the ownership and operation of natural gas-fired electric generation facilities; (3) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (4) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (5) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas and the ownership and operation of a crude oil pipeline system in West Texas; (6) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States and Canada; and (7) Kinder Morgan Canada – KMP, the ownership and operation of (i) a pipeline system that transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the State of Washington, (ii) a one-third interest in a crude oil pipeline system that

Knight Inc. Form 10-Q

transports crude oil from Hardisty, Alberta, Canada through Casper, Wyoming to the Wood River, Illinois area and (iii) a 25-mile long pipeline system, transporting jet fuel to Vancouver International Airport.

In conjunction with our annual impairment test of the carrying value of this goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in Kinder Morgan Energy Partners were less than the carrying values. The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using a market multiple for the individual assets). The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairments by our reporting unit:

•	Products Pipelines – KMP (excluding associated terminals) – $1.19 billion,

•	Products Pipelines Terminals – KMP (separate from Products Pipelines – KMP for goodwill impairment purposes) - $70 million,

•	Natural Gas Pipelines – KMP – $2.09 billion, and

•	Terminals – KMP – $677 million, for a total impairment of $4.03 billion.

We have finalized our goodwill impairment calculation initially recorded in the second quarter of 2008. This resulted in an increase to the goodwill impairment by our Products Pipelines – KMP (excluding associated terminals) reporting unit of $152.6 million and a decrease to the goodwill impairment by our Natural Gas Pipelines – KMP reporting unit of $152.6 million, with no net impact to the total goodwill impairment charge. The goodwill impairment is a non-cash charge and does not have any impact on our cash flow.

While the fair value of the CO2 – KMP segment exceeded its carrying value as of the date of our goodwill impairment test, decreases in the market value of crude oil led us to reconsider this analysis as of September 30, 2008. This analysis again showed that the fair value of the CO2 – KMP segment exceeded its carrying value, however the amount by which the fair value exceeded the carrying value decreased. If the market price of crude oil continues to decline, we may need to record non-cash goodwill impairment charges on this reporting unit in future periods. (See Note 3.)

On August 28, 2008, Knight Inc. sold its one-third interest in the net assets of Express and of the net assets of Jet Fuel to Kinder Morgan Energy Partners for approximately 2 million Kinder Morgan Energy Partners’ common units worth approximately $116 million. Express is a crude oil pipeline system that runs from Alberta to Illinois. Jet Fuel is a fuel pipeline that serves the Vancouver, British Columbia airport. Results for Express were previously reported in the segment referred to as “Express” and are now reported in the Kinder Morgan Canada – KMP segment. Due to the inclusion of Kinder Morgan Energy Partners and its subsidiaries in Knight Inc.’s consolidated financial statements (resulting from the implementation of EITF 04-5), Knight Inc. accounted for this transaction as a transfer of net assets between entities under common control. Therefore, following Kinder Morgan Energy Partners’ acquisition of Express and Jet Fuel from Knight Inc., Kinder Morgan Energy Partners recognized the assets and liabilities acquired at Knight Inc.’s carrying amounts (historical cost) at the date of transfer.

On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns NGPL, to Myria Acquisition Inc. (See Note 11). As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns, effective January 1, 2008. We received net proceeds of $63.1 million (see Note 11).

On October 5, 2007, Kinder Morgan Energy Partners completed the sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment (see Note 12).

On June 15, 2007, we sold Corridor to Inter Pipeline Fund, a Canada-based company (see Note 12).

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

Knight Inc. Form 10-Q

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

The results of Trans Mountain and Express were previously reported in the “Trans Mountain-KMP” and “Express” segments, respectively. Knight Inc. sold Express and Jet Fuel to Kinder Morgan Energy Partners on August 28, 2008. Trans Mountain, Express, and Jet Fuel are now reported in the Kinder Morgan Canada – KMP segment.

In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment (see Note 12).

On May 17, 2007, we completed the sale of Terasen Inc. to Fortis Inc., a Canada-based company with investments in regulated distribution utilities (see Note 12). Execution of this sale agreement constituted a subsequent event of the type that, under GAAP, required us to consider the market value indicated by the definitive sales agreement in our 2006 goodwill impairment evaluation. Accordingly, an estimated goodwill impairment charge of approximately $650.5 million was recorded in 2006.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, 80% of the assets and liabilities associated with NGPL PipeCo LLC are included in our interim Consolidated Balance Sheet at December 31, 2007 in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Liabilities Held for Sale, Non-current” with the remaining 20% included in the caption “Investments.” The financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. See Note 12 for additional information regarding discontinued operations.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 2, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on Earnings before DD&A (“EBDA”) in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers between Knight Inc. and Kinder Morgan Energy Partners at either market value or, in some instances, book value.

Knight Inc. Form 10-Q

Business Segment Information

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments
NGPL[1]	$11.5	$158.1
Power	1.6	5.0
Products Pipelines – KMP[2,4]	(22.4)	127.0
Natural Gas Pipelines – KMP[2,4]	337.6	142.3
CO2 – KMP[2]	237.7	184.2
Terminals – KMP[2]	117.3	84.4
Kinder Morgan Canada – KMP[2]	44.5	31.0
Total Segment Earnings Before DD&A	727.8	732.0
Depreciation, Depletion and Amortization	(217.2)	(204.1)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)
Other Operating Income	11.1	0.2
General and Administrative Expense	(85.9)	(77.9)
Interest and Other, Net[3]	(246.4)	(304.9)
Add Back: Income Taxes Included in Segments Above[2]	8.8	20.8
Income from Continuing Operations Before Income Taxes	$196.8	$164.7

Revenues from External Customers
NGPL[1]	$-	$311.3
Power	17.5	21.0
Products Pipelines – KMP	205.6	202.7
Natural Gas Pipelines – KMP	2,359.4	1,526.8
CO2 – KMP	339.6	256.8
Terminals – KMP	306.0	247.1
Kinder Morgan Canada – KMP	57.2	43.3
Other	11.3	-
Total Revenues	$3,296.6	$2,609.0
Intersegment Revenues
NGPL[1]	$-	$2.1
Terminals – KMP	0.2	0.1
Total Intersegment Revenues	$0.2	$2.2

Depreciation, Depletion and Amortization
NGPL[1]	$-	$17.8
Power	-	0.1
Products Pipelines – KMP	30.0	25.1
Natural Gas Pipelines – KMP	24.2	20.9
CO2 – KMP	116.0	109.6
Terminals – KMP	39.4	24.8
Kinder Morgan Canada – KMP	7.6	5.8
Total Consolidated Depreciation, Depletion and Amortization	$217.2	$204.1

Capital Expenditures – Continuing Operations
NGPL[1]	$-	$54.8
Products Pipelines – KMP	46.6	68.1
Natural Gas Pipelines – KMP	280.8	63.7
CO2 – KMP	135.8	111.7
Terminals – KMP	105.4	139.0
Kinder Morgan Canada – KMP	83.2	70.0
Other	0.3	-
Total Capital Expenditures – Continuing Operations	$652.1	$507.3
____________

Knight Inc. Form 10-Q
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

[2]
Income taxes of Kinder Morgan Energy Partners of $8.8 million and $20.8 million for the three months ended September 30, 2008 and 2007, respectively, are included in segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments.

[3]	Includes (i) interest expense, (ii) minority interests and (iii) miscellaneous other income and expenses not allocated to business segments.
[4]	2008 amount includes non-cash goodwill impairment charge (see Note 3).

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Segment Earnings (Loss) before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments
NGPL[1]	$116.2	$217.5	$267.4
Power	4.4	7.4	8.9
Products Pipelines – KMP[2,4]	(859.3)	174.4	224.4
Natural Gas Pipelines – KMP[2,4]	(1,546.9)	192.1	228.5
CO2 – KMP[2]	721.6	241.4	210.0
Terminals – KMP[2,4]	(293.2)	122.7	172.3
Kinder Morgan Canada – KMP[2,5]	114.0	42.7	(332.0)
Total Segment Earnings (Loss) Before DD&A	(1,743.2)	998.2	779.5
Depreciation, Depletion and Amortization	(651.0)	(276.3)	(261.0)
Amortization of Excess Cost of Equity Investments	(4.3)	(1.9)	(2.4)
Other Operating Income	27.9	0.6	2.9
General and Administrative Expense	(264.0)	(107.9)	(283.6)
Interest and Other, Net[3]	(836.7)	(419.6)	(348.2)
Add Back: Income Taxes Included in Segments Above[2]	20.1	20.8	15.6
Income (Loss) from Continuing Operations Before Income Taxes	$(3,451.2)	$213.9	$(97.2)

Revenues from External Customers
NGPL[1]	$132.1	$410.5	$424.5
Power	38.2	29.9	19.9
Products Pipelines – KMP	602.5	269.4	331.8
Natural Gas Pipelines – KMP	6,916.6	2,114.7	2,637.6
CO2 – KMP	1,002.1	336.6	324.2
Terminals – KMP	886.4	326.6	364.2
Kinder Morgan Canada – KMP	145.4	58.2	62.9
Other	28.8	-	-
Total Revenues	$9,752.1	$3,545.9	$4,165.1

Intersegment Revenues
NGPL[1]	$0.9	$2.7	$2.0
Natural Gas Pipelines – KMP	-	-	3.0
Terminals – KMP	0.7	0.2	0.3
Other	(0.9)	-	-
Total Intersegment Revenues	$0.7	$2.9	$5.3

Knight Inc. Form 10-Q

Depreciation, Depletion and Amortization
NGPL[1]	$9.3	$23.7	$45.3
Power	-	0.1	(4.2)
Products Pipelines – KMP	86.7	33.6	33.6
Natural Gas Pipelines – KMP	75.5	27.7	26.8
CO2 – KMP	338.8	149.4	116.3
Terminals – KMP	117.8	34.3	34.4
Kinder Morgan Canada – KMP	22.9	7.3	8.2
Other	-	0.2	0.6
Total Consolidated Depreciation, Depletion and Amortization	$651.0	$276.3	$261.0

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Capital Expenditures – Continuing Operations
NGPL[1]	$10.2	$69.9	$77.3
Products Pipelines – KMP	167.4	91.4	79.5
Natural Gas Pipelines – KMP	697.6	96.2	66.6
CO2 – KMP	384.2	140.1	133.3
Terminals – KMP	346.0	180.9	169.9
Kinder Morgan Canada – KMP	319.2	76.0	109.0
Other	(3.3)	1.6	17.2
Total Capital Expenditures – Continuing Operations	$1,921.3	$656.1	$652.8
____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

[2]
Income taxes of Kinder Morgan Energy Partners of $20.1 million, $20.8 million and $15.6 million for the nine months ended September 30, 2008, the four months ended September 30, 2007 and the five months ended May 31, 2007, respectively, are included in segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments.

[3]	Includes (i) interest expense, (ii) minority interests and (iii) miscellaneous other income and expenses not allocated to business segments.
[4]	Nine months ended September 30, 2008 includes non-cash goodwill impairment charges (see Note 3).
[5]	Five months ended May 31, 2007 includes a non-cash goodwill impairment charge (see Note 3).

September 30, 2008
(In millions)
Assets
NGPL[1]	$724.2
Power	62.6
Products Pipelines – KMP	5,516.7
Natural Gas Pipelines – KMP	7,412.7
CO2 – KMP	4,436.9
Terminals – KMP	4,299.1
Kinder Morgan Canada – KMP	1,803.6
Total segment assets	24,255.8
Other[2]	452.9
Total Consolidated Assets	$24,708.7
____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

Knight Inc. Form 10-Q

[2]
Includes assets of cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

15.	Accounting for Derivative Instruments and Hedging Activities

We are exposed to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of our expected future purchase or sale of these products. We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper and to foreign currency risk from our investments in businesses owned and operated outside the United States. Pursuant to our risk management policy, we engage in derivative transactions for the purpose of mitigating some of these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and associated amendments (“SFAS No. 133”).

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Reflecting the portion of changes in the value of derivative contracts that were not effective in offsetting underlying changes in expected cash flows (the ineffective portion of hedges), we recognized a pre-tax gain of less than $0.1 million and a pre-tax loss of $8.4 million in the three and nine months ended September 30, 2008, respectively. We recognized a pre-tax loss of approximately $0.2 million and a pre-tax gain of $0.3 million in the three months and four months ended September 30, 2007, respectively, and a pre-tax loss of $0.7 million in the five months ended May 31, 2007. The gains and losses for each respective period were a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Oil and Product Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the associated gains and losses included in accumulated other comprehensive income into earnings. During the three and nine months ended September 30, 2008, we reclassified $70.5 million of accumulated other comprehensive income and $140.9 million of accumulated other comprehensive loss, respectively, into earnings, as a result of hedged forecasted transactions occurring during these periods. During the three months and four months ended September 30, 2007 and the five months ended May 31, 2007, we reclassified accumulated other comprehensive income of $20.2 million and $21.1 million, and accumulated other comprehensive losses of $11.4 million, respectively, into earnings, as a result of hedged forecasted transactions occurring during these periods. Furthermore, during the three and nine months ended September 30, 2008, we reclassified $12.2 million of net gains, and $0.9 million of net losses, respectively, as a result of the discontinuance of cash flow hedges. During the five months ended May 31, 2007, we reclassified $1.1 million of net gains as a result of the discontinuance of cash flow hedges. During the third quarter of 2007, we did not reclassify any of our accumulated other comprehensive loss into earnings as a result of the discontinuance of cash flow hedges. During the next twelve months, we expect to reclassify approximately $120.3 million of accumulated other comprehensive loss into earnings.

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

	September 30, 2008	December 31, 2007
	(In millions)
Derivatives Asset (Liability)
Current Assets: Fair Value of Derivative Instruments	$36.9	$37.1
Current Assets: Assets Held for Sale	$-	$8.4
Assets: Fair Value of Derivative Instruments	$49.3	$4.4
Current Liabilities: Fair Value of Derivative Instruments, Non-current	$(611.6)	$(594.7)
Current Liabilities: Liabilities Held for Sale	$-	$(0.4)
Liabilities and Stockholders’ Equity: Fair Value of Derivative Instruments, Non-current	$(1,007.2)	$(836.8)

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

In connection with the Going Private transaction, all of our debt, including debt of our subsidiary, Kinder Morgan Energy Partners, was remeasured and recorded on our balance sheet at fair value. Except for Corridor’s outstanding interest rate swap agreements classified as held for sale, all of our interest rate swaps, and swaps of our subsidiary, Kinder Morgan Energy Partners, were re-designated as fair value hedges effective June 1, 2007. Because these swaps did not have a fair value of zero as of June 1, 2007, they did not meet the requirements for the “short-cut” method of assessing their effectiveness. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each subsequent reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. Any hedge ineffectiveness resulting from the difference between the change in fair value of the interest rate swap and the change in fair value of the hedged debt instrument is recorded as interest expense in the current period. During the three and nine months ended September 30, 2008, no hedge ineffectiveness related to these hedges was recognized. Interest expense equal to the floating rate payments is accrued monthly and paid semi-annually.

As of December 31, 2007, we, and our subsidiary Kinder Morgan Energy Partners, were parties to interest rate swap agreements with notional principal amounts of $275 million and $2.3 billion, respectively, for a consolidated total of $2.575 billion. On March 7, 2008, we paid $2.5 million to terminate our remaining interest rate swap agreement having a notional value of $275 million associated with Kinder Morgan Finance Company, LLC’s 6.40% senior notes due 2036. In February 2008, Kinder Morgan Energy Partners entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $500 million related to its $600 million 5.95% senior notes issued on February 12, 2008. Additionally, on June 6, 2008, following Kinder Morgan Energy Partner’s issuance of $700 million in principal amount of senior notes in two separate series, Kinder Morgan Energy Partners entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $700 million. Therefore, as of September 30, 2008, we were not party to any interest rate swap agreements and Kinder Morgan Energy Partners was a party to fixed-to-floating interest rate swap agreements with a combined notional principal amount of $3.5 billion; effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.

The fair value of interest rate swaps at September 30, 2008 of $199.2 million reflects $210.7 million and $11.5 million included in the accompanying interim Consolidated Balance Sheet within the captions “Assets: Fair Value of Derivative Instruments, Non-current” and “Liabilities and Stockholders’ Equity: Fair Value of Derivative Instruments, Non-current,” respectively. The fair value of interest rate swaps of $139.1 million as of December 31, 2007 is included in the accompanying interim Consolidated Balance Sheet within the caption “Assets: Fair Value of Derivative Instruments, Non-current.” The total unamortized net gain on the termination of interest rate swaps of $27.2 million is included within the caption “Long-term Debt: Value of Interest Rate Swaps” in the accompanying interim Consolidated Balance Sheet at September 30, 2008. All of Kinder Morgan Energy Partners’ swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2008, the maximum length of time over which Kinder Morgan Energy Partners has hedged a portion of its exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the three and nine months ended September 30, 2008, the three and four months ended September 30, 2007 and the five months ended May 31, 2007. The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment included in the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheets. The combined notional value of our remaining cross-currency interest rate swaps at September 30, 2008 was approximately C$281.6 million. The fair value of the swaps as of September 30, 2008 was a liability of US$13.3 million, which is included in the caption “Other Long-term Liabilities and Deferred Credits” in the accompanying interim Consolidated Balance Sheet. In October 2008, we terminated cross-currency interest rate swaps with a notional amount of C$126.9 million for a net cash receipt of $150,000.

Knight Inc. Form 10-Q

Credit Risk

As discussed in our 2007 Form 10-K, we and Kinder Morgan Energy Partners, our subsidiary, have counterparty credit risk as a result of our use of financial derivative contracts. Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include (i) an evaluation of potential counterparties’ financial condition (including credit ratings), (ii) collateral requirements under certain circumstances and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty. Based on our policies, exposure, credit and other reserves, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.

Our over-the-counter swaps and options are entered into with counter parties outside central trading organizations such as a futures, options or stock exchange. These contracts are with a number of parties, all of which have investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

In addition, in conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2008 and December 31, 2007, we had three outstanding letters of credit totaling $375.0 million and $298.0 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. Additionally, as of September 30, 2008 and December 31, 2007, we had cash margin deposits associated with our commodity contract positions and over-the-counter swap partners totaling $27.6 million and $67.9 million, respectively, and we reported these amounts as “Current Assets: Restricted Deposits” in our accompanying consolidated balance sheets.

We are also exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into these agreements primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of September 30, 2008, all of our interest rate swap agreements were with counterparties with investment grade credit ratings. Of the $210.7 million interest rate swap derivative asset at September 30, 2008, $92.2 million and $70.1 million of this value related to open positions with Citigroup and Merrill Lynch, respectively.

SFAS No. 157

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in GAAP and expanded disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements; the FASB, having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FAS No. 157-2”). FAS No. 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, we have not applied the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations, (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing, (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments, and (iv) asset retirement obligations initially measured at fair value, although the fair value measurements we have made in these circumstances are not necessarily different from those that would be made had the provisions of SFAS No. 157 been applied. We adopted the remainder of SFAS No. 157 effective January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows since we already apply its basic concepts in measuring fair value.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS No. 157-3”). FAS No. 157-3 provides clarification regarding the application of SFAS No. 157 in inactive markets. The provisions of FAS No. 157-3 are effective immediately. This Staff

Knight Inc. Form 10-Q

Position did not have any material effect on our consolidated financial statements.

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

When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Our fair value measurements of derivative contracts are adjusted for credit risk in accordance with SFAS No. 157, and as of September 30, 2008, our consolidated “Accumulated Other Comprehensive Loss” balance includes a gain of $14.1 million related to discounting the value of our energy commodity derivative liabilities for the effect of credit risk.

The following tables summarize the fair value measurements of ours and Kinder Morgan Energy Partners’ (i) energy commodity derivative contracts, (ii) interest rate swap agreements and (iii) cross currency swaps as of September 30, 2008, based on the three levels established by SFAS No. 157 and do not include cash margin deposits, which are reported within the caption “Current Assets: Restricted Deposits” in the accompanying interim Consolidated Balance Sheets:

Knight Inc. Form 10-Q

	Asset Fair Value Measurements as of September 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Energy Commodity Derivative Contracts[1]	$86.2	$1.8	$31.8	$52.6

Interest Rate Swap Agreements	$210.7	$-	$210.7	$-

	Liability Fair Value Measurements as of September 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Energy Commodity Derivative Contracts[2]	$(1,618.8)	$(0.1)	$(1,485.5)	$(133.2)

Interest Rate Swap Agreements	$(11.5)	$-	$(11.5)	$-

Cross Currency Swaps	$(13.3)	$-	$(13.3)	$-
____________
[1]	Level 2 consists primarily of OTC West Texas Intermediate derivatives. Level 3 consists primarily of West Texas Sour derivatives and West Texas Intermediate options.
[2]
Level 1 consists primarily of New York Mercantile Exchange (“NYMEX”) Natural Gas futures.  Level 2 consists primarily of OTC West Texas Intermediate derivatives. Level 3 consists primarily of West Texas Sour derivatives and West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three and nine months ended September 30, 2008:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In millions)
Net Asset (Liability)
Beginning Balance	$(233.0)	$(100.3)
Realized and Unrealized Net Losses	133.4	(52.9)
Purchases and Settlements	19.0	72.6
Balance as of September 30, 2008	$(80.6)	$(80.6)
Change in Unrealized Net Losses Relating to Contracts Still Held as of September 30, 2008	$138.5	$(22.3)

Knight Inc. Form 10-Q

16.	Employee Benefits

Knight Inc.

Retirement Plans – Components of Net Periodic Pension Cost

	Successor Company				Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
	(In millions)				(In millions)
Service Cost	$2.9	$2.7	$8.5	$3.6	$4.5
Interest Cost	3.6	3.3	10.8	4.5	5.6
Expected Return on Assets	(5.8)	(5.7)	(17.4)	(7.7)	(9.6)
Amortization of Prior Service Credit	-	-	-	-	0.1
Amortization of Net Loss	-	-	-	-	0.2
Net Periodic Pension Cost	$0.7	$0.3	$1.9	$0.4	$0.8

As of September 30, 2008, no contributions have been made and we do not expect to make any additional contributions to these plans during 2008. However, we may make contributions during 2009.

Other Postretirement Employee Benefits – Components of Net Periodic Benefit Cost

	Successor Company				Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
	(In millions)				(In millions)
Service Cost	$0.1	$0.1	$0.3	$0.1	$0.2
Interest Cost	1.2	1.1	3.4	1.5	1.9
Expected Return on Assets	(1.8)	(1.6)	(5.0)	(2.1)	(2.7)
Amortization of Prior Service Credit	-	-	-	-	(0.7)
Amortization of Net Loss	(0.1)	-	(0.4)	-	2.0
Net Periodic Pension Cost	$(0.6)	$(0.4)	$(1.7)	$(0.5)	$0.7

In the nine months ended September 30, 2008, we contributed $1.5 million and NGPL contributed $7.2 million for a total of $8.7 million of plan contributions. We sold 80% of NGPL on February 15, 2008, and retain a 20% interest in NGPL (see Note 11). We do not expect to make any additional contributions to these plans during 2008.

Knight Inc. Form 10-Q

Terasen Inc. – Sold effective May 17, 2007; see Note 12

Terasen Inc. Retirement Plans – Components of Net Periodic Pension Cost

Predecessor Company
For the Period January 1 – May 17, 2007
(In millions)
Service Cost	$2.7
Interest Cost	4.4
Expected Return on Assets	(5.5)
Other	0.1
Net Periodic Pension Cost	$1.7

Other Postretirement Employee Benefits – Components of Net Periodic Benefit Cost

Predecessor Company
For the Period January 1 – May 17, 2007
(In millions)
Service Cost	$0.6
Interest Cost	1.4
Net Periodic Postretirement Benefit Cost	$2.0

Kinder Morgan Energy Partners

Due to its acquisition of Trans Mountain, Kinder Morgan Energy Partners is a sponsor of pension plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements that provide pension benefits in excess of Canadian statutory limits, and defined contributory plans. Kinder Morgan Energy Partners also provides postretirement benefits other than pensions for retired employees. The combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for the first nine months of 2008 was approximately $2.3 million. The combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for the five months ended May 31, 2007 and the four months ended September 30, 2007 were approximately $1.8 million and $1.4 million, respectively.

As of September 30, 2008, Kinder Morgan Energy Partners estimates that its overall net 2008 periodic pension and postretirement benefit costs for these plans will be approximately $3.1 million, recognized ratably over the year, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. Kinder Morgan Energy Partners expects to contribute approximately $2.6 million to these benefit plans in 2008.

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

Knight Inc. Form 10-Q

As of September 30, 2008, Kinder Morgan Energy Partners estimates no overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2008; however, this estimate could change if a future significant event would require a remeasurement of liabilities. Net periodic benefit costs for the SFPP postretirement benefit plan was a credit of approximately $0.1 million in the five month period ended May 31, 2007, recognized ratably over the period, and $0.1 million for the four months ended September 30, 2007. The credits resulted in increases to income, largely due to amortization of an actuarial gain and a negative prior service cost. In addition, Kinder Morgan Energy Partners expects to contribute approximately $0.4 million to this postretirement benefit plan in 2008.

17.	Regulatory Matters

The following updates the disclosure in Note 16 to the Consolidated Financial Statements included in our 2007 Form 10-K with respect to developments that occurred during the nine months ended September 30, 2008.

FERC Order No. 2004/690/717

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

The FERC clarified that all exemptions and waivers issued under Order No. 2004 remain in effect. On January 18, 2007, the FERC issued a notice of proposed rulemaking (“NOPR”) seeking comments regarding whether or not the Interim Rule should be made permanent for natural gas transmission providers (“January 18 NOPR”). On March 21, 2007, the FERC issued an Order on Clarification and Rehearing of the Interim Rule that granted clarification that the Standards of Conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such natural gas transmission provider’s pipeline.

On March 21, 2008, as part of an effort to undertake a broader review of the existing Standards of Conduct, the FERC issued a new notice of proposed rulemaking revamping the Standards of Conduct in order to make compliance and enforcement easier, rather than issuing a Final Rule on the January 18 NOPR. The intention of this action is to return to the core principles of the original Standards of Conduct, which established a functional separation between transmission and merchant personnel for natural gas and electric transmission providers. The new NOPR is made up of three rules: (i) independent functioning of transmission function employees from marketing function employees, (ii) the no-conduit rule prohibiting the passing and receipt of non-public transmission information and (iii) the transparency rule to detect undue discrimination. On October 16, 2008, the FERC issued a Final Rule in Order 717 revising the FERC Standards of Conduct for natural gas and electric transmission providers by eliminating Order No. 2004’s concept of Energy Affiliates and corporate separation in favor of an employee functional approach as used in Order No. 497. A transmission provider is prohibited from disclosing to a marketing function employee non-public information about the transmission system or a transmission customer. The final rule also retains the long-standing no-conduit rule, which prohibits a transmission function provider from disclosing non-public information to marketing function employees by using a third party conduit. Additionally, the final rule requires that a transmission provider provide annual training on the Standards of Conduct to all transmission function employees, marketing

Knight Inc. Form 10-Q

function employees, officers, directors, supervisory employees, and any other employees likely to become privy to transmission function information. This rule will become effective on November 26, 2008.

Notice of Inquiry – Financial Reporting

On February 15, 2007, the FERC issued a notice of inquiry seeking comment on the need for changes or revisions to the FERC’s reporting requirements contained in the financial forms for gas and oil pipelines and electric utilities. Initial comments were filed by numerous parties on March 27, 2007, and reply comments were filed on April 27, 2007.

On September 20, 2007, the FERC issued for public comment in Docket No. RM07-9 a proposed rule that would revise its financial forms to require that additional information be reported by natural gas companies. The proposed rule would require, among other things, that natural gas companies (i) submit additional revenue information, including revenue from shipper-supplied gas, (ii) identify the costs associated with affiliate transactions, and (iii) provide additional information on incremental facilities and on discounted and negotiated rates. The FERC proposed an effective date of January 1, 2008, which means that forms reflecting the new requirements for 2008 would be filed in early 2009. Comments on the proposed rule were filed by numerous parties on November 13, 2007.

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

Notice of Proposed Rulemaking – Promotion of a More Efficient Capacity Release Market-Order 712

On November 15, 2007, the FERC issued a notice of proposed rulemaking in Docket No. RM 08-1-000 regarding proposed modifications to its Part 284 regulations concerning the release of firm capacity by shippers on interstate natural gas pipelines. The FERC proposes to remove, on a permanent basis, the rate ceiling on capacity release transactions of one year or less. Additionally, the FERC proposes to exempt capacity releases made as part of an asset management arrangement from the prohibition on tying and from the bidding requirements of section 284.8. Initial comments were filed by numerous parties on January 25, 2008. On June 19, 2008, the FERC issued a final rule in Order 712 regarding changes to the capacity release program. The FERC permitted market based pricing for short-term capacity releases of a year or less. Long-term capacity releases and a pipeline’s sale of its own capacity remains subject to a price cap. The ruling would facilitate asset management arrangements by relaxing the FERC’s prohibitions on tying and on its bidding requirements for certain capacity releases. The FERC further clarified that its prohibition on tying does not apply to conditions associated with gas inventory held in storage for releases for firm storage capacity. Finally, the FERC waived the prohibition on tying and bidding requirements for capacity releases made as part of state-approved retail open access programs. The final rule became effective on July 30, 2008.

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

Knight Inc. Form 10-Q

addition, the FERC conducted an informal workshop in this proceeding on July 24, 2007, to discuss implementation and other technical issues associated with the proposals set forth in the notice of proposed rulemaking.

In addition, on December 21, 2007, the FERC issued a new notice of proposed rulemaking in Docket No. RM08-2-000 regarding the daily posting provisions that were contained in Docket Nos. RM07-10-000 and AD06-11-000. The new notice of proposed rulemaking proposes to exempt from the daily posting requirements those non-interstate pipelines that (i) flow less than ten million MMBtus of natural gas per year, (ii) fall entirely upstream of a processing plant, and (iii) deliver more than ninety-five percent (95%) of the natural gas volumes they flow directly to end-users. However, the new notice of proposed rulemaking expands the proposal to require that both interstate and non-exempt non-interstate pipelines post daily the capacities of, volumes scheduled at, and actual volumes flowing through, their major receipt and delivery points and mainline segments. Initial comments were filed by numerous parties on March 13, 2008. A Technical Conference was held on April 3, 2008. Numerous reply comments were received on April 14, 2008.

On December 26, 2007, the FERC issued Order No. 704 in this docket implementing only the annual reporting provisions of the notice of proposed rulemaking with minimal changes to the original proposal. The order became effective February 4, 2008. The initial report is due May 1, 2009 for calendar year 2008. Subsequent reports are due by May 1 of each year for the previous calendar year. Order 704 will require most, if not all Kinder Morgan natural gas pipelines to report annual volumes of relevant transactions to the FERC. Technical workshops were held on April 22, 2008 and May 19, 2008. The FERC issued Order 704-A on September 18, 2008. This order generally affirmed the rule, while clarifying what information certain natural gas market participants must report in Form 552. The revisions pertain to the reporting of transactions occurring in calendar year 2008. The first report is due May 1, 2009 and each May 1st thereafter for subsequent calendar years. Order 704-A became effective October 27, 2008.

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

Knight Inc. Form 10-Q

Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline-Currently Certificated Facilities

Kinder Morgan Energy Partners operates and owns a 51% ownership interest in West2East Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC, and operates Rockies Express Pipeline. ConocoPhillips owns a 24% ownership interest in West2East Pipeline LLC and Sempra Energy holds the remaining 25% interest. When construction of the entire Rockies Express Pipeline project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect Kinder Morgan Energy Partners’ 50% economics in the project. According to the provisions of current accounting standards, because Kinder Morgan Energy Partners will receive 50% of the economic benefits from the Rockies Express project on an ongoing basis, Kinder Morgan Energy Partners is not considered the primary beneficiary of West2East Pipeline LLC and thus, accounts for its investment under the equity method of accounting.

On August 9, 2005, the FERC approved the application of Rockies Express Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two pipeline segments), Rockies Express was granted authorization to construct and operate approximately 136 miles of pipeline extending northward from the Meeker Hub, located at the northern end of Kinder Morgan Energy Partners’ TransColorado pipeline system in Rio Blanco County, Colorado, to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County, Colorado (segment 2). Construction of segments 1 and 2 has been completed, with interim service commencing on segment 1 on February 24, 2006, and full in-service of both segments on February 14, 2007. For phase II, Rockies Express was authorized to construct three compressor stations, referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations went into service in January 2008. Construction of the Big Hole compressor station commenced in the second quarter of 2008, and the expected in service date for the compressor station is in the second quarter of 2009.

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ facilities described above, and it is comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The project also includes certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction on Rockies Express-West commenced on May 21, 2007. Rockies Express-West began interim service for up to 1.4 billion cubic feet per day of natural gas on the West segment’s first 503 miles of pipe on January 12, 2008. The project commenced deliveries to Panhandle Eastern Pipe Line, at Audrain County, Missouri, on the remaining 210 miles of pipe on May 20, 2008. The Rockies Express-West pipeline segment transports approximately 1.5 million cubic feet per day of natural gas across five states: Wyoming, Colorado, Nebraska, Kansas and Missouri.

Rockies Express replaced certain pipe to reflect a higher class location and conducted further hydrostatic testing of portions of its system during September 2008 to satisfy DOT testing requirements to operate at its targeted higher operating pressure. This pipe replacement and hydrostatic testing, conducted from September 3, 2008 through September 26, 2008, resulted in the temporary outage of pipeline delivery points and an overall reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages. The estimated impact of these revenue credits is included in results of operations for the three and nine months ended September 30, 2008.

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

By order issued May 30, 2008, the FERC authorized the certificate to construct the Rockies Express Pipeline-East Project. Construction commenced on the Rockies Express-East pipeline segment on June 26, 2008. Delays in securing permits and regulatory approvals, as well as weather-related delays, have caused Rockies Express to set revised project completion dates. Rockies Express-East is currently projected to commence service on April 1, 2009 to interconnects upstream of Lebanon, followed by service to the Lebanon Hub in Warren County, Ohio beginning June 15, 2009, with final completion and

Knight Inc. Form 10-Q

deliveries to Clarington, Ohio commencing by November 1, 2009.

Current market conditions for consumables, labor and construction equipment along with certain provisions in the final regulatory orders have resulted in increased costs for the project and have impacted certain projected completion dates. For example, our current estimate of total completed costs on the Rockies Express Pipeline is approximately $6.0 billion (consistent with Kinder Morgan Energy Partners’ October 15, 2008 third quarter earnings press release).

Kinder Morgan Interstate Gas Transmission Pipeline

On August 6, 2007, Kinder Morgan Interstate Gas Transmission Pipeline LLC (referred to in this report as KMIGT) filed in FERC Docket CP07-430, for regulatory approval to construct and operate a 41-mile, $30 million natural gas pipeline from the Cheyenne Hub to markets in and around Greeley, Colorado, referred to in this report as the Colorado Lateral. When completed, the Colorado Lateral will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. The FERC issued a draft environmental assessment on the project on January 11, 2008, and comments on the project were received February 11, 2008. On February 21, 2008, the FERC granted the certificate application. On July 8, 2008, in response to a rehearing request by Public Service Company of Colorado (referred to in this report as PSCo) the FERC granted rehearing and denied KMIGT recovery in initial transportation rates $6.2 million in costs associated with non-jurisdictional laterals constructed by KMIGT to serve Atmos. The recourse rate adjustment does not have any material effect on the negotiated rate paid by Atmos to KMIGT or the economics of the project. On July 25, 2008, KMIGT filed an amendment to its certification application seeking authorization to revise its initial rates for transportation service on the Colorado Lateral to reflect updated construction costs for jurisdictional mainline facilities. The FERC approved the revised initial recourse rates on August 22, 2008.

PSCo, a competitor serving markets off the Colorado Lateral, also filed a complaint before the State of Colorado Public Utilities Commission (“CoPUC”) against Atmos, the anchor shipper on the project. The CoPUC conducted a hearing on April 14, 2008 on the complaint. On June 9, 2008, PSCo also filed before the CoPUC seeking a temporary cease and desist order to halt construction of the lateral facilities being constructed by KMIGT to serve Atmos. Atmos filed a response to that motion on June 24, 2008. By order dated June 27, 2008 an administrative law judge for the CoPUC denied PSCo’s request for a cease and desist order. On September 4, 2008, an administrative law judge for the CoPUC issued an order wherein it denied PSCo’s claim to exclusivity to serve Atmos and the Greeley market area but affirmed PSCo’s claim that Atmos’ acquisition of the delivery laterals is not in the ordinary course of business and requires separate approvals. Accordingly, Atmos may require a certificate of public convenience and necessity (“CPCN”) related to the delivery lateral facilities from KMIGT. Atmos’ application and approval for a CPCN is not expected to delay the November 2008 commencement of service on the facilities.

On December 21, 2007, KMIGT filed, in Docket CP 08-44, for approval to expand its system in Nebraska to serve incremental ethanol and industrial load. No protests to the application were filed and the project was approved by the FERC. Construction commenced on April 9, 2008. These facilities went into service in October 2008.

Kinder Morgan Louisiana Pipeline

On September 8, 2006, in FERC Docket No. CP06-449-000, Kinder Morgan Louisiana Pipeline LLC filed an application with the FERC requesting approval to construct and operate the Kinder Morgan Louisiana Pipeline. The natural gas pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including NGPL. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire estimated project cost is now expected to be approximately $1.0 billion (consistent with our October 15, 2008 third quarter earnings press release), and it is expected to be fully operational during the second quarter of 2009.

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

Knight Inc. Form 10-Q

On July 11, 2008, Kinder Morgan Louisiana Pipeline filed an amendment to its certificate application, seeking authorization to revise its initial rates for transportation service on the Kinder Morgan Louisiana Pipeline system to reflect updated construction costs for the project. The amendment was accepted by the FERC on August 14, 2008.

Midcontinent Express Pipeline

On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximately 500-mile Midcontinent Express Pipeline natural gas transmission system.

The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi, and terminate at an interconnection with the Transco Pipeline near Butler, Alabama. The Midcontinent Express Pipeline is a 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P., and it has a total capital cost of approximately $1.9 billion including the expansion capacity (consistent with Kinder Morgan Energy Partners’ October 15, 2008 third quarter earnings press release). Initial design capacity for the pipeline was 1.5 billion cubic feet of natural gas per day, which was fully subscribed with long-term binding commitments from creditworthy shippers. A successful binding open season was recently completed which will increase the main segment of the pipeline’s capacity to 1.8 billion cubic feet per day subject to regulatory approval.

On July 25, 2008, the FERC approved the application made by Midcontinent Express Pipeline to construct and operate the 500-mile Midcontinent Express Pipeline natural gas transmission system along with the lease of 272 million cubic feet of capacity on the Oklahoma intrastate system of Enogex Inc. Midcontinent Express Pipeline accepted the FERC Certificate on July 30, 2008. Mobilization for construction of the pipeline began in the third quarter of 2008, and subject to the receipt of regulatory approvals, interim service on the first portion of the pipeline is expected to be available by the second quarter of 2009 with full in service in the third quarter of 2009.

Kinder Morgan Liquid Terminals

With regard to several of Kinder Morgan Energy Partners’ liquids terminals, it is working with the U.S. Department of Transportation to supplement its compliance program for certain of its tanks and internal piping. Kinder Morgan Energy Partners anticipates the program will call for incremental capital spending over the next several years to improve and/or add to its facilities. These improvements will enhance the tanks and piping previously considered outside the jurisdiction of DOT to conduct DOT jurisdictional transfers of products. Kinder Morgan Energy Partners’ original estimate called for an incremental $3 million to $5 million of annual capital spending over the next six to ten years for this work; however, it continues to assess the amount of capital that will be required and the amount may exceed the original estimate.

Kinder Morgan Texas Pipeline LLC

On May 30, 2008, Kinder Morgan Texas Pipeline LLC filed in Docket No. PR08-25-000 a petition seeking market-based rate authority for firm and interruptible storage services performed under section 311 of the Natural Gas Policy Act of 1978 (NGPA) at the North Dayton Gas Storage Facility in Liberty County, Texas, and at the Markham Gas Storage Facility in Matagorda County, Texas. On October 3, 2008, the FERC approved this petition that became effective May 30, 2008.

Herscher Galesville Storage Field

On December 7, 2007, NGPL filed an application with the FERC seeking approval to expand its Herscher Galesville storage field in Kankakee County, Illinois to add 10 Bcf of incremental firm storage service for five expansion shippers. The FERC issued its Certificate Order approving the expansion on August 11, 2008 and on August 15, 2008, it was accepted. The project is fully supported by contracts ranging from 5 to 10 years. We own 20% of NGPL through our equity investment in PipeCo LLC.

Other

Current market conditions for, among other things, consumables, labor and construction equipment, and permitting conditions, have adversely affected and will likely continue to adversely affect, final costs and completion dates for our natural gas construction projects.

Knight Inc. Form 10-Q

18.	Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the nine months ended September 30, 2008. Additional information with respect to these proceedings can be found in Note 17 to the Consolidated Financial Statements included in our 2007 Form 10-K. The note also contains a description of any material legal proceedings that were initiated against us during the three months ended September 30, 2008.

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

As to SFPP, the issues involved in these proceedings include, among others (i) whether certain of Kinder Morgan Energy Partners’ Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, referred to in this note as EPAct 1992, and therefore deemed to be just and reasonable, (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged, (iii) whether indexed rate increases may become effective without investigation, (iv) the capital structure to be used in computing the “starting rate base” of Kinder Morgan Energy Partners’ Pacific operations, (v) the level of income tax allowance SFPP may include in its rates, and (vi) the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by Kinder Morgan Energy Partners’ Pacific operations.

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the revised policy is generally favorable for pipelines that are organized as tax pass-through entities, it still entails rate risk due to the case-by-case review requirement.

In this note, we refer to SFPP, L.P. as SFPP; Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; Mobil Oil Corporation as Mobil; ExxonMobil Oil Corporation as ExxonMobil ; Tosco Corporation as Tosco; ConocoPhillips Company as ConocoPhillips; Ultramar Diamond Shamrock Corporation/Ultramar Inc. as Ultramar; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; and America West Airlines, Inc., Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airline Complainants.

Following are a summary of developments during the nine months of 2008 and a listing of certain active FERC proceedings pertaining to Kinder Morgan Energy Partners’ Pacific operations:

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
Proceeding involving shipper complaints against rates charged prior to April 1, 1999 at SFPP’s Watson Station drain-dry facilities. A settlement reserved the issue of whether reparations were owed for the period prior to April 1,

Knight Inc. Form 10-Q

1999. On February 12, 2008, the FERC ruled that SFPP owed reparations for shipments prior to April 1, 1999, and in March 2008, SFPP made the required reparation payments of $23.3 million. SFPP filed a petition for review of the February 12, 2008 order at the D.C. Court, and the case is now being briefed;

•	FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP
Consolidated proceeding involving shipper complaints against all SFPP rates. All six issues (and others) described above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. Portions of this proceeding are currently being held in abeyance by the D.C. Court pending completion of agency proceedings. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy and further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order. On May 2, 2008, the FERC issued an order reopening the record for a paper hearing on issues related to rate of return on equity applicable to the Sepulveda Line service in light of the FERC’s policy statement issued in April 2008 regarding the methodology for determining returns on equity. The parties have filed a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding with respect to the Sepulveda Line service that, upon approval by the FERC, would obviate the need for the paper hearing;

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
Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Unsettled Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues, which has now been settled (see above under FERC Docket No. OR92-8-025)The FERC has set the complaints against the West Line rates for hearing (see below FERC Docket Nos. OR03-5-000, OR05-4, and OR05-5);

•	FERC Docket Nos. OR03-5, OR05-4 and OR05-5—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP
Complaints allege that SFPP’s interstate rates are not just and reasonable. The portion of the complaints challenging SFPP’s West Line and East Line rates (OR03-5-000) is scheduled for hearing in November 2008. A hearing was held in May of 2008 regarding the portion of the complaints challenging SFPP’s North Line and Oregon Line rates (see below under FERC Docket No. OR03-5-001);

•	FERC Docket No. OR03-5-001—Complainants/Protestants: BP WCP; ExxonMobil ; and ConocoPhillips (other shippers intervened)—Defendant: SFPP
The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. A hearing was held in May 2008 and an initial decision is expected in December 2008;

•	FERC Docket No. OR07-1—Complainant/Protestant: Tesoro—Defendant: SFPP
Complaint alleges that SFPP’s North Line rates are not just and reasonable. The FERC is holding the complaint in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy;

•	FERC Docket No. OR07-2—Complainant/Protestant: Tesoro—Defendant: SFPP
Complaint alleges that SFPP’s West Line rates are not just and reasonable. The FERC is holding the complaint in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. A request that the FERC set the complaint for hearing – which SFPP opposed – is pending before the FERC;

•	FERC Docket No. OR07-3—Complainants/Protestants: BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing—Defendant: SFPP

Knight Inc. Form 10-Q

Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC dismissed the complaint and denied rehearing. Petitions for review were filed by BP WCP and ExxonMobil at the D.C. Court. This proceeding is currently in abeyance pending a decision by the D.C. Court in the Tesoro review proceeding related to Docket No. OR07-16;

•	FERC Docket No. OR07-4—Complainants/Protestants: BP WCP; Chevron; and ExxonMobil—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.
Complaint alleges that SFPP’s rates are not just and reasonable. The FERC is holding the complaint in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. Complainants have withdrawn the portions of the complaint directed to SFPP’s affiliates;

•	FERC Docket Nos. OR07-5 and OR07-7 (consolidated)—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev; Kinder Morgan G.P., Inc.; and Knight Inc.
Complaints allege that none of Calnev’s current rates are just or reasonable. On July 19, 2007, the FERC accepted and held in abeyance the portion of the complaints against the non-grandfathered portion of Calnev’s rates, dismissed with prejudice the complaints against Calnev’s affiliates, and allowed complainants to file amended complaints regarding the grandfathered portion of Calnev’s rates. Pursuant to a settlement, ExxonMobil filed a notice in April of 2008 withdrawing its complaint in Docket No. OR07-5 and its motion to intervene in Docket No. OR07-7. Tesoro’s complaint in Docket No. OR07-7 is still pending before the FERC;

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

•	FERC Docket Nos. OR07-8 and OR07-11 (consolidated)—Complainants/Protestants: BP WCP and ExxonMobil —Defendant: SFPP
Complaints allege that SFPP’s 2005 indexed rate increase was not just and reasonable. Although the FERC dismissed challenges to SFPP’s underlying rate, the FERC declined to dismiss the portion of the OR07-8 Complaint addressing SFPP’s July 1, 2005 index-based rate increases. A settlement has been certified to the FERC, and FERC action on the settlement is pending;

•	FERC Docket No. OR07-9—Complainant/Protestant: BP WCP—Defendant: SFPP
Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and unreasonable. Following dismissal of the complaint by FERC, BP WCP filed a petition for review which the D.C. Court dismissed in March of 2008;

•	FERC Docket No. OR07-14—Complainants/Protestants: BP WCP and Chevron—Defendants: SFPP; Calnev, and several affiliates
Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC dismissed the complaints, but directed SFPP and Calnev to review their cash management agreements and records to confirm compliance with FERC requirements and to make corrections, if necessary. Cash management agreements have been filed in compliance with the FERC’s directive;

•	FERC Docket No. OR07-16—Complainant/Protestant: Tesoro—Defendant: Calnev
Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC dismissed the complaint. A petition for review was filed at the D.C. Court by Tesoro, briefing is complete, and oral argument is scheduled for November 18, 2008;

•	FERC Docket No. OR07-18—Complainants/Protestants: Airline Complainants; Chevron; and Valero Marketing—Defendant: Calnev
Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. Pursuant to a FERC order, an amended complaint regarding the grandfathering issue has been filed. The FERC has not acted on the amended complaint;

Knight Inc. Form 10-Q

•	FERC Docket No. OR07-19—Complainant/Protestant: ConocoPhillips—Defendant: Calnev
Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. Pursuant to the FERC order, an amended complaint regarding the grandfathering issue has been filed. The FERC has not acted on the amended complaint;

•	FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP
Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC dismissed the complaint and complainant filed a request for rehearing. Prior to a FERC ruling on the request for rehearing, the parties reached a settlement. In February 2008, FERC accepted a joint offer of settlement that dismissed, with prejudice, the East Line index rate portion of the complaint in OR07-20 for the period from June 1, 2006 through and to November 30, 2007. Petition for review was filed by BP WCP at the D.C. Court. This proceeding is currently in abeyance pending a decision by the D.C. Court in the Tesoro review proceeding related to Docket No. OR07-16;

•	FERC Docket No. OR07-22—Complainant/Protestant: BP WCP—Defendant: Calnev
Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. Pursuant to a FERC order, and amended complaint regarding the grandfathering issue has been filed, but the FERC has not acted on the amended complaint;

•	FERC Docket No. OR08-13—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP
Complaint alleges that all of SFPP’s rates are unjust and unreasonable. SFPP filed an answer on August 28, 2008. The FERC has not acted on the complaint. A settlement has been filed with the FERC with respect to the East Line portion of this complaint, and FERC action on the settlement is pending;

•	FERC Docket No. OR08-15—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP
Complaint challenges SFPP’s indexing adjustments that went into effect on July 1, 2008.  SFPP filed an answer on September 8, 2008. The FERC has not acted on the complaint. A settlement has been filed with the FERC with respect to the East Line portion of this complaint, and FERC action on the settlement is pending;

•	FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge’s decision is pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered on September 18, 2007. On May 2, 2008, the FERC issued an order reopening the record in Docket No. IS05-230 for a paper hearing on issues related to rate of return on equity in light of the FERC’s policy statement issued in April of 2008 regarding the methodology for determining returns on equity. The parties have filed a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding that, upon approval by the FERC, would obviate the need for the paper hearing;

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
SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. This proceeding has been resolved by a settlement that has been approved by the FERC. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

•	FERC Docket No. IS06-296—Complainant/Protestant: ExxonMobil —Defendant: Calnev
Calnev increased its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil protested the indexing adjustment. This proceeding has been resolved by a settlement. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS06-296;

•	FERC Docket No. IS06-356—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers

Knight Inc. Form 10-Q

protested. The FERC generally found the tariff filings consistent with its regulations, but rescinded the index increase for the East Line rates. SFPP requested rehearing regarding the FERC’s decision as to the East Line rates, which the FERC denied. In February 2008, the FERC accepted a joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2006 indexing adjustment. SFPP made the payments to the parties to the settlement on April 8, 2008;

•	FERC Docket No. IS07-137 (Ultra Low Sulfur Diesel (ULSD) surcharge)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed tariffs reflecting a ULSD recovery fee on diesel products and a ULSD litigation surcharge, and various shippers protested the tariffs. The FERC accepted, subject to refund, the ULSD recovery fee, rejected the ULSD litigation surcharge. Chevron and Tesoro filed requests for rehearing, which the FERC denied by operation of law. BP WCP petitioned the D.C. Court for review of the FERC’s denial, the FERC filed a motion to dismiss, and the D.C. Court granted the FERC’s motion. In May 2008, the FERC set this proceeding for hearing and initiated settlement proceedings, which have resulted in a settlement in principle between the parties;

•	FERC Docket No. IS07-229—Complainants/Protestants: BP WCP and ExxonMobil —Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Two shippers filed protests. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. In February 2008, the FERC accepted a joint offer of settlement, which among other things, resolved all protests and complaints related to the East Line 2007 indexing adjustment. In April 2008, SFPP certified payments under the settlement agreement;

•	FERC Docket No. IS07-234—Complainants/Protestants: BP WCP and ExxonMobil —Defendant: Calnev
Calnev filed to increase certain rates on its pipeline pursuant to FERC’s indexing methodology. Two shippers protested. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. Calnev and ExxonMobil reached an agreement to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS07-234;

•	FERC Docket No. IS08-28—Complainants/Protestants: ConocoPhillips; Chevron; BP WCP; ExxonMobil ; Southwest Airlines; Western; and Valero—Defendant: SFPP
SFPP filed to increase its East Line rates based on costs incurred related to an expansion. Various shippers filed protests. Docket No. IS08-389 has been consolidated with this proceeding. A settlement has been filed with the FERC, and FERC action on the settlement is pending;

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
SFPP filed to decrease rates on its East Line. In July of 2008, various shippers protested, claiming that the rates should have been further decreased. On July 29, 2008, the FERC accepted and suspended the tariff, subject to refund, to become effective August 1, 2008, consolidated the proceeding with Docket No. IS08-28, and held in abeyance further action pending the outcome of settlement negotiations. A settlement has been filed with the FERC, and FERC action on the settlement is pending;

•	FERC Docket No. IS08-390—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, the Airlines—Defendant: SFPP
SFPP filed to increase rates on its West Line. In July 2008, various shippers protested, claiming that the rates are unjust and unreasonable. On July 29, 2008, the FERC suspended the tariffs, to become effective August 1, 2008, subject to refund. A procedural schedule is in place and discovery is ongoing. A hearing is scheduled for June 2009; and

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

Knight Inc. Form 10-Q

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

In December 2007, as a follow-up to the March 2006 compliance filing, SFPP received a FERC order that directed it to submit revised compliance filings and revised tariffs. In conjunction with this order, Kinder Morgan Energy Partners’ Pacific operations’ other FERC and California Public Utilities Commission rate cases, and other unrelated litigation matters, Kinder Morgan Energy Partners increased its litigation reserves by $140.0 million in the fourth quarter of 2007. We assume that, with respect to SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the first quarter of 2009. In accordance with the FERC’s December 2007 order and its February 2008 order on rehearing, SFPP submitted a compliance filing to the FERC in February 2008, and further rate reductions were implemented on March 1, 2008. We estimate that the impact of the new rates on Kinder Morgan Energy Partners’ 2008 budget will be less than $3.0 million.

In the second quarter of 2008, SFPP and Calnev made combined settlement payments to various shippers totaling approximately $6.9 million and in general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two year period prior to the filing of their complaint, and Kinder Morgan Energy Partners’ SFPP and Calnev operations may be required to reduce the amount of their tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that as of September 30, 2008, shippers are seeking approximately $267 million in reparation and refund payments and approximately $45 million in additional annual rate reductions.

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

On June 6, 2008, as required by CPUC order, SFPP and Calnev Pipe Line Company filed separate general rate case applications, neither of which request a change in existing pipeline rates and both of which assert that existing pipeline rates are reasonable. On September 26, 2008, SFPP filed an amendment to its general rate case application, requesting CPUC approval of a $5 million rate increase for intrastate transportation services that became effective November 1, 2008. No

Knight Inc. Form 10-Q

action has been taken by the CPUC with respect to either the SFPP amended general rate case filing or the Calnev general rate case filing.

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

Knight Inc. Form 10-Q

On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico. The Complaint seeks dismissal of the second arbitration on the basis of res judicata. In November 2007, the plaintiff in the arbitration moved to dismiss the defendants’ Complaint on the grounds that the issues presented should be decided by a panel in a second arbitration. In December 2007, the defendants in the arbitration filed a motion seeking summary judgment on their Complaint and dismissal of the second arbitration. On May 16, 2008, the federal district court in New Mexico granted the plaintiff’s motion to dismiss. On June 2, 2008, the defendants in the arbitration filed a motion in the New Mexico federal district court seeking an order confirming that the panel in the first arbitration can preside over the second arbitration. On June 3, 2008, the plaintiff filed a request with the American Arbitration Association seeking administration of the arbitration.

MMS Notice of Noncompliance and Civil Penalty

On December 20, 2006, Kinder Morgan CO2 received a “Notice of Noncompliance and Civil Penalty: Knowing or Willful Submission of False, Inaccurate, or Misleading Information—Kinder Morgan CO2 Company, L.P., Case No. CP07-001” from the U.S. Department of the Interior, Minerals Management Service, referred to in this note as the MMS. This Notice, and the MMS’s position that Kinder Morgan CO2 has violated certain reporting obligations, relates to a disagreement between the MMS and Kinder Morgan CO2 concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties. The Notice of Noncompliance and Civil Penalty assesses a civil penalty of approximately $2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of 17 alleged violations) for Kinder Morgan CO2’s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for CO2 produced at McElmo Dome, during the period from June 2005 through October 2006. The MMS contends that false, inaccurate, or misleading information was submitted in the 17 monthly Form 2014s containing remittance advice reflecting the royalty payments for the referenced period because they reflected Kinder Morgan CO2’s use of the Cortez Pipeline tariff as the transportation allowance. The MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 should have used its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations as amended effective June 1, 2005. The MMS stated that civil penalties will continue to accrue at the same rate until the alleged violations are corrected.

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty was originally set for December 10, 2007. In November 2007, the MMS and Kinder Morgan CO2 filed a joint motion to vacate the hearing date and stay the accrual of additional penalties to allow the parties to discuss settlement. In November 2007, the administrative law judge granted the joint motion, stayed accrual of additional penalties for the period from November 6, 2007 to February 18, 2008, and reset the hearing date to March 24, 2008. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008. On February 14, 2008, the parties filed a joint motion seeking to vacate the March 24, 2008 hearing and to stay the accrual of additional penalties to allow the parties to continue their settlement discussions. On March 4, 2008, the administrative law judge granted the joint motion. The parties reached a settlement of the Notice of Noncompliance and Civil Penalty. The settlement agreement is subject to final MMS approval.

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

MMS Order to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the MMS. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately

Knight Inc. Form 10-Q

$4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez Pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. Sec. 290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper. On August 8, 2007, Kinder Morgan CO2 received an “Order to Report and Pay Additional Royalties” from the MMS. As alleged in the Colorado Audit Issue Letter, the MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $8.5 million for the period from April 2000 through December 2004. The MMS’s claims underlying the August 2007 Order to Report and Pay are similar to those at issue in the March 2007 Order to Report and Pay. On September 7, 2007, Kinder Morgan CO2 submitted a notice of appeal and statement of reasons in response to the August 2007 Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. Sec. 290.100, et seq. Also on September 7, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on September 11, 2007.

The MMS and Kinder Morgan CO2 have agreed to stay the March 2007 and August 2007 Order to Report and Pay proceedings to allow the parties to discuss settlement. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008 and reached a settlement of the March 2007 and August 2007 Orders to Report and Pay. The settlement agreement is subject to final MMS approval.

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

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit during the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 appealed this decision to the New Mexico Court of Appeals, which affirmed the decision of the trial court. The New Mexico Supreme Court granted further review in October 2006, and after hearing oral argument, the New Mexico Supreme Court quashed its prior order granting review. In August 2007, Kinder Morgan CO2 filed a petition for

Knight Inc. Form 10-Q

writ of certiorari with the United States Supreme Court seeking further review. The petition was denied in December 2007. The case was tried in the trial court in September 2008. The plaintiffs sought $6.8 million in actual damages as well as punitive damages. The jury returned a verdict finding that Kinder Morgan did not breach the settlement agreement and did not breach the claimed duty to market carbon dioxide. The jury also found that Kinder Morgan breached a duty of good faith and fair dealing and found compensatory damages of $0.3 million and punitive damages of $1.2 million. On October 16, 2008, the trial court entered judgment on the verdict.

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

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds. Grynberg has appealed this Order to the Tenth Circuit Court of Appeals. Briefing was completed and oral argument was held on September 25, 2008. No decision has yet been issued.

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

Knight Inc. Form 10-Q

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

The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission (“APSC”) exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. On February 14, 2008, the Arkansas Supreme Court clarified its previously issued order and mandated that the trial court dismiss the lawsuit in its entirety. On February 29, 2008, the trial court dismissed the case in its entirety. The APSC has initiated an investigation into the allegations set forth in the plaintiffs’ complaint.

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

Knight Inc. Form 10-Q

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

Pasadena Terminal Fire

On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas terminal facility. One of our employees was injured and subsequently died. In addition, the pit 3 manifold was severely damaged. The cause of the incident is currently under investigation by the Railroad Commission of Texas and the United States Occupational Safety and Health Administration. The remainder of the facility returned to normal operations within twenty-four hours of the incident.

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

On June 27, 2005, the Office of the California State Fire Marshal, Pipeline Safety Division, referred to in this report as the CSFM, issued a notice of violation against Kinder Morgan Energy Partners, which also alleged that it did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of $0.5 million. On September 9, 2008, Kinder Morgan Energy Partners reached an agreement with the CSFM to settle the proposed civil penalty for approximately $0.3 million with no admission of liability.

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

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc., (a third-party contractor to Rockies Express Pipeline LLC, referred to in this note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident was investigated by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA. In March 2008, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident. To date, the PHMSA has not issued any NOPV’s to REX, and we do not expect that it will do so. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

Knight Inc. Form 10-Q

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against Kinder Morgan Energy Partners, REX and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. Kinder Morgan Energy Partners has asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. On March 25, 2008, the defendants entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against Kinder Morgan Energy Partners, REX and its contractors. Kinder Morgan Energy Partners was indemnified for the full amount of this settlement by one of REX’s contractors.  On October 17, 2008, the remaining plaintiffs filed a Notice of Nonsuit, which dismissed the remaining claims against all defendants without prejudice to the plaintiffs’ ability to re-file their claims at a later date.

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

Although Plantation does not believe that penalties are warranted, it is engaging in settlement discussions with the EPA regarding a potential civil penalty for the November 2006 release as part of broader settlement negotiations with the EPA regarding this spill and three other historic releases from Plantation, including a February 2003 release near Hull, Georgia. Plantation has entered into a consent decree with the Department of Justice and the EPA for all four releases for approximately $0.7 million, plus some additional work to be performed to prevent future releases. Although it is not possible to predict the ultimate outcome, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historical soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination, which appears to be from an historical turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single-family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation reached a settlement with the builder of the residential subdivision. Plantation continues to negotiate with the owner of the property to address any potential claims that it may bring.

Barstow, California

The United States Department of Navy has alleged that historic releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from Calnev’s Barstow terminal has (i) migrated underneath the Navy’s Marine Corps Logistics Base (the “MCLB”) in Barstow, (ii) impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev, and (iii) affected the MCLB’s water supply system. Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus perform other work to ensure protection of the Navy’s existing treatment system and water supply.

Oil Spill Near Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within Kinder Morgan Energy Partners’ Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, Kinder Morgan Energy Partners initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the BC Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental

Knight Inc. Form 10-Q

remediation is near completion. The incident is currently under investigation by Federal and Provincial agencies. We do not expect this matter to have a material adverse impact on our financial position, results of operations or cash flows.

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

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of September 30, 2008, and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $232.5 million and $249.4 million, respectively. The reserve is primarily related to various claims from lawsuits arising from Kinder Morgan Energy Partners’ Pacific operations’ pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assesses the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Consequently, at issue is any indemnification obligation Kinder Morgan Energy Partners may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation met in June and October 2008. No progress was made at any of the mediations. The parties continue to conduct limited discovery. Currently, the mediation judge has ordered all parties’ technical consultants to meet to discuss and finalize a remediation program. Following that meeting, it is anticipated that the parties will again convene for another mediation.

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. Both ExxonMobil and Kinder Morgan Energy Partners filed third-party complaints against ST Services seeking to bring ST Services into the case. ST Services filed motions to dismiss the third-party complaints. Recently, the court denied ST Services’ motions to dismiss and ST Services is now joined in the case. Defendants will now file their answers in the case. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are

Knight Inc. Form 10-Q

the result of the defendants’ alleged actions. As in the case brought by ExxonMobil against GATX Terminals, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations between GATX Terminals (and therefore, Kinder Morgan Liquids Terminals) and ST Services. ST Services is the current owner and operator at the facility. The court may consolidate the two cases.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against Kinder Morgan Energy Partners and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, Kinder Morgan Energy Partners removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, Kinder Morgan Energy Partners filed a Motion to Dismiss all counts of the Complaint. The court denied in part and granted in part the Motion to Dismiss and gave the City leave to amend their complaint. The City submitted its Amended Complaint and we filed an Answer. The parties have commenced with discovery. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

In June 2008, we received an Administrative Civil Liability Complaint from the California Regional Water Quality Control Board for violations and penalties associated with permitted surface water discharge from the remediation system operating at the Mission Valley terminal facility. Currently, we are negotiating a settlement that should include a reduction of alleged violations and associated penalties as well as resolve any past and future issues related to permitted surface water discharge from the remediation system. We do not expect the cost of the settlement to be material.

Portland Harbor DOJ/EPA Investigation

In April 2008, Kinder Morgan Energy Partners reached an agreement in principle with the United States Attorney’s office for the District of Oregon and the United States Department of Justice regarding a former employee’s involvement in the improper disposal of potash (potassium chloride) into the Pacific Ocean in August 2003 at Kinder Morgan Energy Partners’ Portland, Oregon bulk terminal facility. The incident involved an employee making arrangements to have a customer’s shipment of potash, which had become wet and no longer met specifications for commercial use, improperly disposed of at sea without a permit. On August 13, 2008, we completed the settlement.

Kinder Morgan Energy Partners has fully cooperated with the government’s investigation and promptly adopted measures at the terminal to avoid future incidents of this nature. To settle the matter, Kinder Morgan Energy Partners entered a plea to a criminal violation of the Ocean Dumping Act, pay a fine of approximately $0.2 million, and make a community service payment of approximately $0.1 million to the Oregon Governor’s Fund for the Environment. As part of the settlement, the government and Kinder Morgan Energy Partners acknowledge in a joint factual statement of fact filed with the court that (i) no harm was done to the environment, (ii) the former employee’s actions constituted a violation of company policy, (iii) Kinder Morgan Energy Partners did not benefit financially from the incident, and (iv) no personnel outside of the Portland terminal either approved or had any knowledge of the former employee’s arrangements.

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

Knight Inc. Form 10-Q

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of September 30, 2008, we have accrued an environmental reserve of $78.4 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. As of December 31, 2007, our environmental reserve totaled $102.6 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology. Associated with the environmental reserve, we have recorded a receivable of $24.7 million and $38.0 million as of September 30, 2008 and December 31, 2007, respectively, for expected cost recoveries that have been deemed probable.

Litigation Relating to the “Going Private” Transaction

Beginning on May 29, 2006, the day after the proposal for the Going Private transaction was announced, and in the days following, eight putative Class Action lawsuits were filed in Harris County (Houston), Texas and seven putative Class Action lawsuits were filed in Shawnee County (Topeka), Kansas against, among others, Kinder Morgan, Inc., its Board of Directors, the Special Committee of the Board of Directors, and several corporate officers.

By order of the Harris County District Court dated June 26, 2006, each of the eight Harris County cases were consolidated into the Crescente v. Kinder Morgan, Inc. et al case, Cause No. 2006-33011, in the 164th Judicial District Court, Harris County, Texas, which challenges the proposed transaction as inadequate and unfair to Kinder Morgan, Inc.’s public stockholders. On September 8, 2006, interim class counsel filed their Consolidated Petition for Breach of Fiduciary Duty and Aiding and Abetting in which they alleged that Kinder Morgan, Inc.’s board of directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They sought, among other things, to enjoin the merger, rescission of the merger agreement, disgorgement of any improper profits received by the defendants, and attorneys’ fees. Defendants filed Answers to the Consolidated Petition on October 9, 2006, denying the plaintiffs’ substantive allegations and denying that the plaintiffs are entitled to relief.

By order of the District Court of Shawnee County, Kansas dated June 26, 2006, each of the seven Kansas cases were consolidated into the Consol. Case No. 06 C 801; In Re Kinder Morgan, Inc. Shareholder Litigation; in the District Court of Shawnee County, Kansas, Division 12. On August 28, 2006, the plaintiffs filed their Consolidated and Amended Class Action Petition in which they alleged that Kinder Morgan’s board of directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They sought, among other things, to enjoin the stockholder vote on the merger agreement and any action taken to effect the acquisition of Kinder Morgan and its assets by the buyout group, damages, disgorgement of any improper profits received by the defendants, and attorney’s fees.

Knight Inc. Form 10-Q

In late 2006, the Kansas and Texas Courts appointed the Honorable Joseph T. Walsh to serve as Special Master in both consolidated cases “to control all of the pretrial proceedings in both the Kansas and Texas Class Actions arising out of the proposed private offer to purchase the stock of the public shareholders of Kinder Morgan, Inc.” On November 21, 2006, the plaintiffs in In Re Kinder Morgan, Inc. Shareholder Litigation filed a Third Amended Class Action Petition with Special Master Walsh. This Petition was later filed under seal with the Kansas District Court on December 27, 2006.

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

Plaintiffs moved for class certification in January, 2008. Defendants opposed this motion, which is currently pending.

In August, September and October, 2008, the Plaintiffs in both consolidated cases voluntarily dismissed without prejudice the claims against those Kinder Morgan, Inc.’s directors who did not participate in the buyout (including the dismissal of the members of the special committee of the board of directors), Kinder Morgan, Inc. and Knight Acquisition, Inc.

The parties are currently engaged in consolidated discovery in these matters.

On August 24, 2006, a civil action entitled City of Inkster Policeman and Fireman Retirement System, Derivatively on Behalf of Kinder Morgan, Inc., Plaintiffs v. Richard D. Kinder, Michael C. Morgan, William v. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and R. Tim Bradley, Defendants and Kinder Morgan, Inc., Nominal Defendant; Case 2006-52653, was filed in the 270th Judicial District Court, Harris County, Texas. This putative derivative lawsuit was brought against certain of Kinder Morgan, Inc.’s senior officers and directors, alleging that the proposal constituted a breach of fiduciary duties owed to Kinder Morgan, Inc. Plaintiff also contends that the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks, among other things, to enjoin the defendants from consummating the proposal, a declaration that the proposal is unlawful and unenforceable, the imposition of a constructive trust upon any benefits improperly received by the defendants, and attorney’s fees. In November 2007, defendants filed a Joint Motion to Dismiss for Lack of Jurisdiction, or in the Alternative, Motion for Final Summary Judgment. Plaintiffs opposed the motion. In February 2008, the court entered a Final Order granting defendants’ motion in full, ordering that plaintiff, the City of Inkster Policeman and Fireman Retirement System, take nothing on any and all of its claims against any and all defendants. In April 2008, Plaintiffs filed an appeal of the judgment in favor of all defendants in the Texas Court of Appeal, First District. The appeal is currently pending.

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

Additionally, although it is not possible to predict the ultimate outcomes, we believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of September 30, 2008 and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $232.5 million and $249.4 million, respectively. The reserve is primarily related to various claims from lawsuits related to SFPP and the contingent amount is based on both probability of realization and our ability to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Knight Inc. Form 10-Q

19.	Recent Accounting Pronouncements

SFAS No. 157 and FASB Staff Position No. FAS 157-3

For information on SFAS No. 157 and FASB Staff Position No. FAS 157-3, see Note 15, “Accounting for Derivative Instruments and Hedging Activities” under the heading “SFAS No. 157.”

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

SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, discussed in Note 15, “SFAS No. 157”, and SFAS No. 107 Disclosures about Fair Value of Financial Instruments.

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

Knight Inc. Form 10-Q

parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently and similarly—as equity transactions.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We do not anticipate that the adoption of this Statement will have a material effect on our consolidated financial statements.

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

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). Early application is encouraged. We do not anticipate that the adoption of this Statement will have a material effect on our consolidated financial statements.

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

This Issue is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for Kinder Morgan Energy Partners), and interim periods within those fiscal years. Earlier application is not permitted, and the guidance in this Issue is to be applied retrospectively for all financial statements presented. We do not anticipate that the adoption of this Issue will have a material effect on our consolidated financial statements.

FSP No. FAS 142-3

On April 25, 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Early adoption is prohibited. We do not anticipate that the adoption of this Staff Position will have a material effect on our consolidated financial statements.

SFAS No. 162

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.

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

Knight Inc. Form 10-Q

20.	Subsequent Events

On October 13, 2008, Standard & Poor’s Rating Services lowered Kinder Morgan Energy Partners, Rockies Express LLC, and Cortez Capital Corporation’s short-term credit rating to A-3 from A-2. As a result of these revisions and current commercial paper market conditions, Kinder Morgan Energy Partners, Rockies Express LLC and Cortez Capital Corporation are unable to access commercial paper borrowings. However, Kinder Morgan Energy Partners, Rockies Express LLC and Cortez Capital Corporation expect that short-term financing and liquidity needs will continue to be met through borrowings made under their respective long-term bank credit facilities.

Also on October 13, 2008, Standard & Poor’s Rating Services revised its outlook on Kinder Morgan Energy Partners’ long-term credit rating to negative from stable (but affirmed Kinder Morgan Energy Partners’ long-term credit rating of BBB), due to Kinder Morgan Energy Partners’ previously announced expected delay and cost increases associated with the completion of the Rockies Express Pipeline project.

In October 2008, an additional principal amount of $0.6 million was tendered and drawn against Kinder Morgan Energy Partners’ letter of credit issued by Wachovia and Kinder Morgan Energy Partners paid this amount pursuant to the letter of credit reimbursement provisions.

Kinder Morgan Energy Partners’ available borrowing capacity increased $168.5 million from September 30, 2008 to October 31, 2008, primarily related to reductions in letters of credit outstanding in support of derivative activities.

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

We are an energy infrastructure owner and operator. Our principal business segments are:

•
Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system. In February 2008, we sold an 80% ownership interest in NGPL PipeCo LLC for approximately $5.9 billion; see Note 11 of the accompanying Notes to Consolidated Financial Statements. Our remaining 20% interest is recorded as an equity investment within the “Investments” caption of the accompanying interim Consolidated Balance Sheets;

•
Power, a business that owns and operates a natural gas-fired electric generation facility. On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The sale was effective January 1, 2008, and we received net proceeds of $63.1 million;

•
Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities;

•	Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems;
•
CO2 – KMP, (i) the production, transportation and marketing of carbon dioxide, or “CO2,” to oil fields that use CO2 to increase production of oil, (ii) ownership interests in and/or operation of oil fields in West Texas and (iii) the ownership and operation of a crude oil pipeline system in West Texas;

•	Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States; and
•
Kinder Morgan Canada – KMP, the ownership and operation of (i) Trans Mountain, a pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington, (ii) Express, a pipeline system in which we own a one-third interest that transports crude oil from Hardisty, Alberta, Canada through Casper, Wyoming to the Wood River, Illinois area and (iii) Jet Fuel, a 25-mile long pipeline transporting jet fuel to Vancouver International Airport. In August 2008, we sold the Express pipeline system and the Jet Fuel pipeline to Kinder Morgan Energy Partners. In prior periods, Knight Inc. reported the results of the Trans Mountain pipeline system in the Trans Mountain – KMP segment, the Express pipeline system in the Express segment and the results of Jet Fuel were included in the “Other” caption in the Consolidated Financial Results table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the above 2008 sale transactions, during 2007 we sold certain businesses and assets in which we no longer have any continuing interest, including Terasen Gas, Corridor, the North System and our Kinder Morgan Retail segment. Accordingly, the activities and assets related to these sales are presented as discontinued items in the accompanying Consolidated Statements of Operations. Notes 11, 12 and 14 of the accompanying Notes to Consolidated Financial Statements contain additional information on asset sales, discontinued operations and our business segments, respectively. As discussed following, many of our operations are regulated by various federal and state regulatory bodies.

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future. The profitability of our products pipeline transportation business is generally driven by the utilization of our facilities in relation to their capacity, as well as the prices we receive for our services. Transportation volume levels are primarily driven by the demand for the petroleum products being shipped or stored. The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the Producer Price Index. Because of the overall effect of utilization on our products pipeline transportation business, we seek to own refined products pipelines

Knight Inc. Form 10-Q

located in or that transport to stable or growing markets and population centers.

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets tend to be received under contracts with terms that are fixed for various periods of time. We monitor the contracts under which we provide interstate natural gas transportation services and, to the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. However, changes, either positive or negative, in actual quantities transported on our interstate natural gas pipelines may not accurately measure or predict associated changes in profitability because many of the underlying transportation contracts, sometimes referred to as take-or-pay contracts, specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.

Our CO2 sales and transportation business, like our natural gas pipelines business, generally has take-or-pay contracts, although the contracts in our CO2 business typically have minimum volume requirements. In the long term, our success in this business is driven by the demand for CO2. However, short-term changes in the demand for CO2 typically do not have a significant impact on us due to the required minimum volumes under many of our contracts. In the oil and gas producing activities within our CO2 business segment, we monitor the amount of capital we expend in relation to the amount of production that is added or the amount of declines in production that are postponed. In that regard, our production during any period and the reserves that we add during that period are important measures. In addition, the revenues we receive from our crude oil, natural gas liquids and CO2 sales are a function of, in addition to production quantity, the prices we realize from the sale of these products. Over the long term, we will tend to receive prices that are dictated by the demand and overall market price for these products. In the shorter term, however, published market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivatives, particularly for oil.

As with our pipeline transportation businesses, the profitability of our terminals businesses is generally driven by the utilization of our terminals facilities in relation to their capacity, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored. The extent to which changes in these variables affect this business in the near term is a function of the length of the underlying service contracts, the extent to which revenues under the contracts are a function of the amount of product stored or transported and the extent to which such contracts expire during any given period of time. As with our pipeline transportation businesses, we monitor the contracts under which we provide services and, to the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods. Principally through Kinder Morgan Energy Partners, we have a history of making accretive acquisitions and economically advantageous expansions of existing businesses. Our ability to increase earnings and Kinder Morgan Energy Partners’ ability to increase distributions to us and other investors will, to some extent, be a function of Kinder Morgan Energy Partners’ success in acquisitions and expansions. Kinder Morgan Energy Partners continues to have opportunities for expansion of its facilities in many markets and expects to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict. Kinder Morgan Energy Partners’ ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates and, to some extent, its ability to raise necessary capital to fund such acquisitions, factors over which it has limited or no control. The availability of suitable acquisition candidates has lessened in recent periods, largely due to prices that are not attractive to Kinder Morgan Energy Partners, but it has no way to determine the extent to which it will be able to identify accretive acquisition candidates, or the number or size of such candidates, in the future, or whether it will complete the acquisition of any such candidates.

In addition to any uncertainties described in this discussion and analysis, we are subject to a variety of risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations. See Part II, Item 1A “Risk Factors.”

On May 30, 2007, we completed our Going Private transaction whereby Kinder Morgan, Inc. merged with a wholly owned subsidiary of Knight Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. Knight Holdco LLC is a private company owned by Richard D. Kinder, our Chairman and Chief Executive Officer, our co-founder William V. Morgan; former Kinder Morgan Inc. board members Fayez Sarofim and Michael C. Morgan; members of our senior management most of whom are also senior officers of Kinder Morgan G.P., Inc.

Knight Inc. Form 10-Q

and Kinder Morgan Management; and affiliates of (i) Goldman Sachs Capital Partners, (ii) American International Group, Inc., (iii) the Carlyle Group, and (iv) Riverstone Holdings LLC. As a result of the Going Private transaction, we are now privately owned, our stock is no longer traded on the New York Stock Exchange, and we have adopted a new basis of accounting for our assets and liabilities. This acquisition was a “business combination” for accounting purposes, requiring that these investors, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, record the assets acquired and liabilities assumed at their fair market values as of the acquisition date, resulting in a new basis of accounting as discussed below.

Critical Accounting Policies, Estimates and Annual Goodwill Impairment Test

Our discussion and analysis of financial condition and results of operations are based on our interim consolidated financial statements, prepared in accordance with GAAP as applicable to interim financial statements to be filed with the Securities and Exchange Commission and contained within this report. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax balances, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Additional information regarding our critical accounting policies and estimates can be found in our 2007 Form 10-K. There have been no significant changes in these policies and estimates during the first nine months of 2008.

In conjunction with our annual impairment test of the carrying value of goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in Kinder Morgan Energy Partners were less than the carrying values. The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using a market multiple for the individual assets). The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairments by reporting unit: Products Pipelines – KMP (excluding associated terminals) – $1.19 billion, Products Pipelines Terminals – KMP (separate from Products Pipelines – KMP for goodwill impairment purposes) - $70 million, Natural Gas Pipelines – KMP – $2.09 billion, and Terminals – KMP – $677 million, for a total impairment of $4.03 billion. We have finalized our goodwill impairment calculation initially recorded in the second quarter of 2008. This resulted in an increase to the goodwill impairment by our Products Pipelines – KMP (excluding associated terminals) reporting unit of $152.6 million and a decrease to the goodwill impairment by our Natural Gas Pipelines – KMP reporting unit of $152.6 million, with no net impact to the total goodwill impairment charge. The goodwill impairment is a non-cash charge and does not have any impact on our cash flow.

While the fair value of the CO2 – KMP segment exceeded its carrying value as of the date of our goodwill impairment test, decreases in the market value of crude oil led us to reconsider this analysis as of September 30, 2008. This analysis again showed that the fair value of the CO2 – KMP segment exceeded its carrying value, however the amount by which the fair value exceeded the carrying value decreased. If the market price of crude oil continues to decline, we may need to record non-cash goodwill impairment charges on this reporting unit in future periods.

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

Knight Inc. Form 10-Q

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

Our adoption of a new basis of accounting for our assets and liabilities as a result of the Going Private transaction, the sale of our retail natural gas distribution and related operations, our Corridor operations, the North System and our 80% interest in NGPL PipeCo LLC, the goodwill impairments described above, and other acquisitions and divestitures, among other factors, affect comparisons of our financial position and results of operations between certain periods.

Consolidated Financial Results

	Three Months Ended September 30,		Increase/(Decrease) Change from 2007
	2008	2007	$	%
	(In millions, except percentages)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments[1]
NGPL[2]	$11.5	$158.1	$(146.6)	(93)%
Power	1.6	5.0	(3.4)	(68)%
Products Pipelines – KMP[3]	(22.4)	127.0	(149.4)	(118)%
Natural Gas Pipelines – KMP[4]	337.6	142.3	195.3	137%
CO2 – KMP	237.7	184.2	53.5	29%
Terminals – KMP	117.3	84.4	32.9	39%
Kinder Morgan Canada – KMP[5]	44.5	31.0	13.5	44%
Segment Earnings before DD&A	727.8	732.0	(4.2)	(1)%
Depreciation, Depletion and Amortization Expense	(217.2)	(204.1)	(13.1)	(6)%
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)	-	-%
Other Operating Income	11.1	0.2	10.9	5,450%
General and Administrative Expense	(85.9)	(77.9)	(8.0)	(10)%
Interest and Other, Net	(246.4)	(304.9)	58.5	19%
Income from Continuing Operations before Income Taxes[1]	188.0	143.9	44.1	31%
Income Taxes[1]	(79.1)	(53.8)	(25.3)	(47)%
Income from Continuing Operations	108.9	90.1	18.8	21%
Loss from Discontinued Operations, Net of Tax	(0.2)	(4.4)	4.2	95%
Net Income	$108.7	$85.7	$23.0	27%
_____________
[1]	Kinder Morgan Energy Partners’ income taxes of $8.8 million and $20.8 million for the three months ended September 30, 2008 and 2007, respectively, are included in segment earnings.
[2]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

[3]	Three months ended September 30, 2008 includes a non-cash goodwill impairment charge of $152.6 million.
[4]	Three months ended September 30, 2008 includes a non-cash goodwill impairment adjustment of $152.6 million.
[5]
Includes earnings of the Trans Mountain pipeline system, our interest in the Express pipeline system and the Jet Fuel pipeline system; see Note 14 of the accompanying Notes to Consolidated Financial Statements.

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Segment Earnings (Loss) before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments[1]
NGPL[2]	$116.2	$217.5	$267.4
Power	4.4	7.4	8.9
Products Pipelines – KMP[3]	(859.3)	174.4	224.4
Natural Gas Pipelines – KMP[4]	(1,546.9)	192.1	228.5
CO2 – KMP	721.6	241.4	210.0
Terminals – KMP[5]	(293.2)	122.7	172.3
Kinder Morgan Canada – KMP[6]	114.0	42.7	(332.0)
Segment Earnings (Loss) before DD&A	(1,743.2)	998.2	779.5
Depreciation, Depletion and Amortization Expense	(651.0)	(276.3)	(261.0)
Amortization of Excess Cost of Equity Investments	(4.3)	(1.9)	(2.4)
Other Operating Income	27.9	0.6	2.9
General and Administrative Expense	(264.0)	(107.9)	(283.6)
Interest and Other, Net	(836.7)	(419.6)	(348.2)
Income (Loss) from Continuing Operations before Income Taxes[1]	(3,471.3)	193.1	(112.8)
Income Taxes[1]	(174.3)	(75.1)	(119.9)
Income (Loss) from Continuing Operations	(3,645.6)	118.0	(232.7)
Income (Loss) from Discontinued Operations, Net of Tax	(0.6)	(2.1)	298.6
Net Income (Loss)	$(3,646.2)	$115.9	$65.9
_____________
[1]
Kinder Morgan Energy Partners’ income taxes for the nine months ended September 30, 2008, the four months ended September 30, 2007, and the five months ended May 31, 2007, were $20.1 million, $20.8 million, and $15.6 million respectively, and are included in segment earnings.

[2]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

[3]	Nine months ended September 30, 2008 includes a non-cash goodwill impairment charge of $1.26 billion.
[4]	Nine months ended September 30, 2008 includes a non-cash goodwill impairment charge of $2.09 billion.
[5]	Nine months ended September 30, 2008 includes a non-cash goodwill impairment charge of $0.68 billion.
[6]
Includes earnings of the Trans Mountain pipeline system, our interest in the Express pipeline system and the Jet Fuel pipeline system and a non-cash goodwill impairment charge for the five months ended May 31, 2007.

The following management discussion and analysis is a comparison of the financial results for the three months ended September 30, 2008 and 2007, both of which are Successor Company periods.

The following also provides management’s discussion and analysis of the nine months ended September 30, 2008 and four months ended September 30, 2007, which are periods after the Going Private transaction (Successor Company), and of the five months ended May 31, 2007, which is prior to the Going Private transaction (Predecessor Company).

Three months ended September 30, 2008 compared to three months ended September 30, 2007

The increase in net income was principally due to (i) increases in our Natural Gas Pipelines – KMP segment, primarily due to contributions from Rockies Express-West, which was fully operational for the quarter ended September 30, 2008, along with earnings generated from the improved margins in the Texas Intrastate operations, (ii) higher oil production at the SACROC Unit, which increased CO2 – KMP sales and transport volumes, along with higher hedge prices and higher oil and CO2 prices, (iii) increased earnings in the Terminals – KMP segment due to increased contributions from the completion of expansion projects at existing facilities and acquisitions that have occurred over the last year, (iv) earning contributions to the Kinder Morgan Canada – KMP segment from the April 2008 completion of the first portion of the Anchor Loop expansion of the Trans Mountain Pipeline, which boosted capacity from 260,000 to 285,000 barrels per day and resulted in a higher tariff and (v) lower interest costs due to the use of proceeds from the sale of an 80% interest in NGPL PipeCo LLC to retire and reduce debt.

Knight Inc. Form 10-Q

The above favorable variances were offset by (i) increased DD&A expense in 2008 due principally to increases in 2007 and 2008 capital expenditures, (ii) lower earning contributions from NGPL and Power, as portions of these segments were sold in the first quarter of 2008 and (iii) $15.4 million of incremental expenses associated with hurricanes Gustav and Ike, and fires at three separate terminal locations.

Kinder Morgan Energy Partners also estimated that it lost $21.5 million in earnings related to these hurricane casualties mentioned above due to loss of business.

Nine months ended September 30, 2008

The net loss primarily resulted from a $4.03 billion non-cash goodwill impairment charge that was recorded in the second quarter of 2008 (see Note 3 of the accompanying Notes to Consolidated Financial Statements). Other items negatively affecting results for the nine months ended September 30, 2008 include (i) reduced earning contributions from NGPL and Power as portions of these segments were sold in 2008, (ii) DD&A expense associated with expansion capital expenditures, (iii) general and administrative costs that included labor costs and associated costs for new hires during this period to support Kinder Morgan Energy Partners’ growing operations and (iv) $15.4 million of incremental expenses associated with hurricanes Gustav and Ike and fires at three separate terminal locations.

Kinder Morgan Energy Partners also estimated that it lost $21.5 million in earnings related to these hurricane casualties mentioned above due to loss of business.

The net loss was partially offset by (i) contributions from Rockies Express-West, which began service in January 2008 and reached full operations in May 2008 and increasing margins in the Texas Intrastate pipelines, (ii) favorable interest expense due to the February 2008 sale of an 80% ownership interest in NGPL PipeCo LLC for approximately $5.9 billion, with the proceeds from the sale used to pay down debt, (iii) strong CO2 sales and transport volumes in the CO2 – KMP segment, as well as increases of the average crude oil sale prices, (iv) the completion of expansion projects at existing facilities and recent acquisitions within the Terminals – KMP segment and (v) the completion of the Pump Station and anchor loop expansion within Kinder Morgan Canada – KMP.

Four months ended September 30, 2007

Net Income for the period was driven by solid contributions from CO2 – KMP, NGPL, Natural Gas Pipelines – KMP and Products Pipelines – KMP, which accounted for 24%, 22%, 19% and 17%, respectively, or 82% collectively, of segment earnings before DD&A. CO2 – KMP was driven almost equally by our sales and transport and oil and gas producing activities. The Texas Intrastate Pipelines accounted for over 50% of the Natural Gas Pipelines – KMP performance and the Pacific Operations accounted for approximately 50% of the Product Pipelines – KMP segment.

Net income was adversely impacted by (i) expenses related to the $4.8 billion in incremental debt resulting from the Going Private transaction (see discussion below on impact of purchase method of accounting on segment earnings) and (ii) DD&A expense associated with expansion capital expenditures.

Five months ended May 31, 2007

Net income was driven by solid performance from NGPL as well as all Kinder Morgan Energy Partners segments except Kinder Morgan Canada – KMP, as discussed below. NGPL contributed $267 million while Products Pipelines – KMP, Natural Gas Pipelines – KMP and CO2 – KMP each contributed over $200 million.

Offsetting these positive factors were (i) a $377.1 million goodwill impairment charge associated with the Trans Mountain Pipeline (see Note 3 of the accompanying Notes to Consolidated Financial Statements) and (ii) $141.0 million in additional general and administrative expense associated with the Going Private transaction.

Impact of the purchase method of accounting on segment earnings

Except for the second quarter 2008 goodwill impairment charge described previously, the impacts of the purchase method of accounting on segment earnings (loss) before DD&A relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2 – KMP and Natural Gas Pipelines – KMP segments. Where there is an impact to segment earnings (loss) before DD&A from the Going Private transaction, the impact is described in the individual business segment discussions, which follow. The effects on DD&A expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to DD&A expense in periods subsequent to May 30, 2007. The purchase accounting effect on interest expense, net result principally from the revaluation of certain debt instruments to their estimated fair values as of

Knight Inc. Form 10-Q

May 30, 2007, resulting in changes to interest expense in subsequent periods.

Please refer to the individual business segment discussions included elsewhere in this management’s discussion and analysis for additional information regarding individual business segment results. Refer to the headings “General and Administrative Expense,” “Interest and Other, Net” and “Income Taxes – Continuing Operations” also included elsewhere herein, for additional information regarding these items.

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses. The business segments are described in Note 14 of the accompanying Notes to Consolidated Financial Statements.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to the accompanying Consolidated Statements of Operations and described in Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Form 10-K. Certain items included in earnings from continuing operations are either not allocated to business segments or are not considered by management in its evaluation of business segment performance. In general, the items not included in segment results are interest expense, general and administrative expenses and DD&A. In addition, for our business segments that are not also business segments of Kinder Morgan Energy Partners (currently the NGPL and Power business segments), certain items included in “Other Income and (Expenses)” and income taxes are not included in segment results. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we use as a result of the Going Private transaction. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. In addition, for our business segments that are also business segments of Kinder Morgan Energy Partners, we use segment earnings before depreciation, depletion and amortization expenses (“EBDA”) internally as a measure of profit and loss for evaluating business segment performance and for deciding how to allocate resources to these business segments. We account for intersegment sales at market prices, while we account for asset transfers between entities at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the three months ended September 30, 2008 and 2007, both of which are Successor Company periods.

The following also provides management’s discussion and analysis of the nine months ended September 30, 2008 and four months ended September 30, 2007, which are periods after the Going Private transaction (Successor Company), and of the five months ended May 31, 2007, which is prior to the Going Private transaction (Predecessor Company).

Natural Gas Pipeline Company of America

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Segment Earnings Before DD&A	$11.5	$158.1

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Segment Earnings Before DD&A	$116.2	$217.5	$267.4

As discussed in Note 11 of the accompanying Notes to Consolidated Financial Statements, on February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns Natural Gas Pipeline Company of America and certain affiliates, collectively referred to as “NGPL,” to Myria Acquisition Inc. for approximately $2.9 billion. We also received $3.0 billion of cash previously held in escrow related to a notes offering by NGPL PipeCo LLC in December 2007, the net proceeds of which were distributed to us as repayment of intercompany indebtedness and as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is owned by a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group. As a result of the sale, beginning February 15, 2008, we account for NGPL’s earnings derived from our 20% ownership interest of NGPL PipeCo LLC under the equity method.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

At the 100% asset ownership level, NGPL’s earnings before depreciation, depletion and amortization expenses for the three months ended September 30, 2008 were $176.1 million. NGPL’s earnings before depreciation, depletion and amortization increased by $18.0 million (11%) for the three months ended September 30, 2008 over the comparable period in 2007. This increase in earnings was due to (i) $25.3 million of gross profit primarily earned on increased transport and storage service capacity and (ii) a $5.7 million increase in other income primarily related to a gain on sale of land recognized in September 2008. These increases in earnings were offset by $13.0 million of incremental operating expenses. The difference between the $176.1 million of segment earnings at the 100% asset ownership level described previously, and the $11.5 million of segment earnings for the three months ended September 30, 2008 recorded on Knight Inc.’s books results from the reduction in our ownership to 20% and our accounting for NGPL under the equity method after February 14, 2008.

Nine months ended September 30, 2008

At the 100% ownership level, NGPL’s earnings before depreciation, depletion and amortization expenses for the nine months ended September 30, 2008 were $510.0 million. Earnings for this period reflect strong transportation and storage revenues of $765.8 million, strong natural gas sales of $117.4 million, and a $5.6 million gain related to a sale of land in September 2008. These positive impacts were offset by gas purchase expenses of $236.4 million and other costs of sales as well as other operating expenses of $147.4 million. The difference between the $510.0 million segment earnings at the 100% asset ownership level described previously, and the $116.2 million of segment earnings for the nine months ended September 30, 2008 recorded on Knight Inc.’s books results from the reduction in our ownership to 20% and our accounting for NGPL under the equity method after February 14, 2008.

Four months ended September 30, 2007

NGPL’s earnings before DD&A for the four months ended September 30, 2007 were $217.5 million, consisting of operating revenues of $413.2 million, gas purchases and other cost of sales of $137.5 million, other operating expenses of $58.9 million and equity in earnings of Horizon of $0.7 million. Gross margins during this period were positively impacted by strong transportation and storage system revenues associated with the re-contracting of services, partially offset by pipeline rehabilitation, electric compression, and other system operational and maintenance expenses.

Five months ended May 31, 2007

NGPL’s earnings before DD&A for the five months ended May 31, 2007 were $267.4 million, consisting of operating revenues of $426.5 million, gas purchases and other cost of sales of $99.3 million, other operating expenses of $60.4 million and equity in earnings of Horizon of $0.6 million. Transportation and storage revenues reflected the positive impact of re-contracted services. Gross margins were offset slightly by pipeline rehabilitation, electric compression, and other system operational and maintenance expenses.

Knight Inc. Form 10-Q

Please refer to our 2007 Form 10-K for additional information regarding NGPL.

Power

As discussed in Note 11 of the accompanying Notes to Consolidated Financial Statements, on January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale was effective January 1, 2008, and we received net proceeds of $63.1 million.

The remaining operations for the Power segment are (i) Triton Power Michigan LLC’s lease and operation of the Jackson, Michigan 550-megawatt natural gas fired electric power plant and (ii) a 103-megawatt natural gas fired power plant in Snyder, Texas whose only customer is the CO2 – KMP segment that generates electricity for its SACROC operations.

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Operating Revenues	$17.5	$21.0
Operating Expenses and Minority Interests	(15.9)	(19.3)
Equity in Earnings of Thermo Cogeneration Partnership	-	3.3
Segment Earnings Before DD&A	$1.6	$5.0

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues	$38.2	$29.9	$19.9
Operating Expenses and Minority Interests	(33.8)	(27.1)	(16.1)
Equity in Earnings of Thermo Cogeneration Partnership	-	4.6	5.1
Segment Earnings Before DD&A	$4.4	$7.4	$8.9

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Power’s segment earnings before DD&A decreased from $5.0 million in the third quarter of 2007 to $1.6 million in the third quarter of 2008, a decrease of $3.4 million (68%). This decrease was principally the result of (i) a $4.1 million decrease in earnings before DD&A related to the power assets sold in January 2008 and (ii) a $1.6 million increase in minority interest expense. These negative impacts were partially offset by a $2.2 million decrease in operating expenses.

Nine months ended September 30, 2008

Earnings before DD&A for the first nine months of 2008 reflect (i) the loss of $11.6 million and $9.7 million of 2007 operating revenues and equity earnings, respectively, related to the power assets sold in January 2008 and (ii) $15.4 million in minority interest expense. These negative impacts were partially offset by (i) $8.9 million in 2007 operating expenses associated with those sold power assets and (ii) a $1.5 million property tax settlement received in 2008.

Four months ended September 30, 2007

Earnings before DD&A for the four months ended September 30, 2007 reflect (i) a loss in operating revenues due to 2006 equipment sales, (ii) a negative impact to operating revenues at the Thermo Greeley facility related to gas purchase and sale agreements and (iii) $3.1 million in expenses for our Jackson, Michigan power facility plant dispatch. These adverse impacts to earnings were partially offset by (i) strong operating revenues of $4.3 million from our Jackson, Michigan facility and (ii) our earnings from our investment in Thermo Cogeneration Partnership.

Knight Inc. Form 10-Q

Five months ended May 31, 2007

Earnings before DD&A for the five months ended May 31, 2007 reflect (i) an unfavorable impact to operating revenues associated with 2006 equipment sales, (ii) a loss in operating revenues at the Thermo Greeley facility associated with gas purchase and sale agreements and (iii) $3.2 million in expenses for our Jackson, Michigan power facility plant dispatch. These unfavorable impacts to earnings were partially offset by (i) strong operating revenues of $4.5 million from our Jackson, Michigan facility and (ii) our earnings from our investment in Thermo Cogeneration Partnership.

Please refer to our 2007 Form 10-K for additional information regarding Power.

Products Pipelines – KMP

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Operating Revenues[1]	$205.6	$202.7
Operating Expenses[2]	(78.7)	(80.1)
Other Income (Expense)[3]	(0.3)	0.6
Goodwill Impairment[4]	(152.6)	-
Earnings from Equity Investments[5]	3.3	7.3
Interest Income and Other Income, Net[6]	0.4	2.9
Income Tax Benefit (Expense)	(0.1)	(6.4)
Segment Earnings (Loss) Before DD&A	$(22.4)	$127.0

Operating Statistics (MMBbl)
Gasoline	101.1	111.2
Diesel Fuel	40.0	42.1
Jet Fuel	29.6	31.9
Total Refined Product Volumes	170.7	185.2
Natural Gas Liquids	5.8	7.4
Total Delivery Volumes[7]	176.5	192.6

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues[1]	$602.5	$269.4	$331.8
Operating Expenses[2]	(209.6)	(103.1)	(116.4)
Other Income (Expense)[3]	(0.6)	1.7	(0.6)
Goodwill Impairment[4]	(1,266.5)	-	-
Earnings from Equity Investments[5]	13.6	10.2	12.4
Interest Income and Other Income (Expense), Net[6]	2.2	3.5	4.7
Income Tax Expense	(0.9)	(7.3)	(7.5)
Segment Earnings (Loss) Before DD&A	$(859.3)	$174.4	$224.4

Operating Statistics (MMBbl)
Gasoline	299.5	149.2	182.8
Diesel Fuel	120.2	55.6	66.6
Jet Fuel	89.2	42.7	51.3
Total Refined Product Volumes	508.9	247.5	300.7
Natural Gas Liquids	18.7	9.1	13.7
Total Delivery Volumes[7]	527.6	256.6	314.4
____________

Knight Inc. Form 10-Q

[1]
Three and nine months ended September 30, 2008 amounts include a $5.1 million negative impact to revenues from the proposed settlement of certain litigation matters related to Kinder Morgan Energy Partners’ Pacific operations’ East Line pipeline.

[2]
Three and nine months ended September 30, 2008 amounts include $4.2 million in expense from the proposed settlement of certain litigation matters related to Kinder Morgan Energy Partners’ Pacific operations’ East Line pipeline, and  $0.1 million expense related to hurricane clean-up and repair activities. Nine months ended September 30, 2008 amount includes a $3.0 million positive impact to expense related to Kinder Morgan Energy Partners’ Pacific operations and a $3.0 million negative impact to expense related to Kinder Morgan Energy Partners’ Calnev Pipeline associated with legal liability adjustments. Four months ended September 30, 2007 amount includes a $15.0 million expense for a litigation settlement reached with Contra Costa County, California, and a $3.2 million expense from the settlement of certain litigation matters related to Kinder Morgan Energy Partners’ West Coast refined products terminal operations. Five months ended May 31, 2007 amount includes an expense of $2.2 million associated with environmental liability adjustments.

[3]
Three and nine months ended September 30, 2008 amounts include a $0.3 million negative impact to segment earnings resulting from valuation adjustments related to assets sold in September 2008 and four months ended September 30, 2007 amount includes a $1.8 million charge to segment earnings resulting from valuation adjustments related to assets sold in June 2007; both were recorded in the application of the purchase method of accounting to the Going Private transaction.

[4]
Three and nine months ended September 30, 2008 include non-cash goodwill impairment charges of $152.6 million and $1,266.5 million, respectively; see Note 3 of the accompanying Notes to Consolidated Financial Statements.

[5]
Three and nine months ended September 30, 2008 amounts include an expense of $0.1 million reflecting Kinder Morgan Energy Partners’ portion of Plantation Pipe Line Company’s expenses related to hurricane clean-up and repair activities.

[6]
Three and nine month 2008 amounts include charges to income of $0.7 million and $1.4 million, respectively, resulting from unrealized foreign currency losses on long-term debt transactions. Three and four months ended September 30, 2007 amounts include income of $0.9 million and $1.7 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions.

[7]	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

Following is information related to the increases and decreases, in the same comparable periods of 2008 and 2007, of the segment’s remaining changes in earnings before depreciation, depletion, and amortization expense and amortization of excess cost of equity investment (“EBDA”), and changes in operating revenues after certain items:

Three months ended September 30, 2008 compared to three months ended September 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Pacific Operations	$(9.2)	(13)%	$(2.3)	(2)
Cochin Pipeline System	(1.0)	(10)%	(3.5)	(21)%
Southeast Terminals	3.9	34%	8.8	55%
West Coast Terminals	2.3	20%	2.7	15%
Central Florida Pipeline	1.1	11%	1.6	14%
All Other (Including Eliminations)	(0.7)	(2)%	0.7	2%
Total Products Pipelines	$(3.6)	(3)%	$8.0	4%

Combined, the certain items described in the footnotes to the table above, including the $152.6 million goodwill impairment charge, decreased the Products Pipelines’ segment earnings before depreciation, depletion and amortization expenses by $145.8 million when compared to the three months ended September 30, 2007. Following is a discussion of the segment’s earnings before DD&A, excluding the effect of certain items described in the footnotes to the table above.

The decrease in EBDA from the Pacific operations was driven by a $6.8 million (47%) increase in operating and maintenance expenses in the third quarter of 2008, relative to the third quarter last year due to (i) increased major maintenance and pipeline integrity expenses (resulting mainly from project timing), (ii) lower capitalized overhead credits, (iii) incremental expenses resulting from environmental liability adjustments and (iv) lower gross profit on reduced revenues, which decreased $2.3 million (2%) compared to the third quarter last year, mainly due to an 8% decrease in mainline delivery volumes (primarily gasoline volumes) as a result of reduced demand (primarily in the state of California and Arizona).

The decrease in EBDA from the Cochin Pipeline was due to lost gross profit on reduced revenues, linked heavily to lower pipeline delivery volumes in 2008 versus 2007. The decreases in volumes were largely due to a continued decrease in demand for propane in Eastern Canadian and Midwestern U.S. petrochemical and fuel markets since the end of the third quarter last year.

Knight Inc. Form 10-Q

The increase in EBDA and revenues from the Southeast Terminals, Central Florida Pipeline and West Coast Terminals operations was principally from (i) higher margins on increased liquids inventory sales, (ii) sales generated from incremental terminal throughput and storage activity, (iii) increased demand for ethanol, and (iv) incremental returns from the completion of a number of capital expansion projects that modified and upgraded terminal infrastructure, enabling Kinder Morgan Energy Partners to provide additional ethanol related services to its customers. The Central Florida Pipeline also benefited from higher product delivery revenues, driven by an increase in the average tariff per barrel moved as a result of a mid-year 2007 tariff rate increase on product deliveries.

For all segment assets combined, revenues for the third quarter of 2008 from refined petroleum products deliveries were flat, but total volumes delivered fell 7.9%, when compared to the third quarter of 2007. Compared to the third quarter last year, the segment’s volumes were negatively impacted by reductions in demand, driven primarily by higher crude oil and refined product prices and weaker economic conditions, and partly by lost business associated with two hurricanes in the third quarter of 2008. The decrease in delivery volumes included a 9% drop in gasoline volumes, a 5% drop in diesel fuel volumes, and a 7% decline in total jet fuel volumes. Excluding deliveries by Plantation Pipeline, total segment refined products delivery volumes decreased 7.3% in the comparable three month period. Although Plantation sustained no hurricane damage in 2008, the pipeline system pumped reduced volumes in the third quarter of 2008 due to hurricane-induced refinery shutdowns and to extended delays in restarting certain refineries impacted by the hurricanes. Delivery volumes on Plantation returned to pre-hurricane levels in early October.

Following is segment EBDA and operating revenues information related to the nine and four month periods ended September 30, 2008 and 2007, respectively, and the five month period ended May 31, 2007:

Earnings Before DD&A by Segment Assets:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Pacific Operation	$182.4	$90.2	$105.1
Cochin Pipeline System	24.7	15.4	15.3
Southeast Terminals	38.8	14.9	16.6
West Coast Terminals	36.9	(0.2)	19.3
Central Florida Pipeline	31.9	12.6	15.3
Goodwill Impairment Charge	(1,266.5)	-	-
All Other (Including Eliminations)	92.5	41.5	52.8
Total Segment Earnings Before DD&A	$(859.3)	$174.4	$224.4

Operating Revenues by Segment Assets:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Pacific Operation	$281.5	$130.2	$156.0
Cochin Pipeline System	38.7	22.4	32.3
Southeast Terminals	63.0	22.3	29.9
West Coast Terminals	57.0	24.1	29.1
Central Florida Pipeline	38.8	15.5	19.3
All Other (Including Eliminations)	123.5	55.0	65.1
Total Segment Operating Revenues	$602.5	$269.5	$331.7

Knight Inc. Form 10-Q

Nine months ended September 30, 2008

Earnings before DD&A were positively affected by strong earnings for the Southeast Terminals, Central Florida Pipeline and West Coast Terminals operations that were principally from (i) favorable margins on liquids inventory sales, (ii) incremental terminal throughput and storage activity, (iii) solid demand for ethanol, and (iv) incremental returns from the completion of a number of capital expansion projects that modified and upgraded terminal infrastructure, enabling Kinder Morgan Energy Partners to provide additional ethanol related services to its customers. The Central Florida Pipeline also benefited from strong product delivery revenues, driven by an increase in the average tariff per barrel moved as a result of a mid-year 2007 tariff rate increase on product deliveries.

Earnings before DD&A were adversely affected by (i) a $1,266.5 million goodwill impairment charge (see Note 3 of the accompanying Notes to Consolidated Financial Statements), (ii) Pacific operations expenses for: (a) major maintenance and pipeline integrity expenses (resulting mainly from project timing), (b) incremental expenses resulting from environmental liability adjustments, and (iii) weak demand for propane in Eastern Canadian and Midwestern U.S. petrochemical and fuel markets resulting in lower volumes on the Cochin Pipeline.

Four months ended September 30, 2007

Kinder Morgan Energy Partners’ Pacific operations are the largest contributor to this segment’s earnings before DD&A. Earnings before DD&A were also positively affected by (i) higher oil loss allowance tariff rates in 2007 and lower pipeline integrity expenses within the Plantation Pipeline, (ii) an increase in average tariff rates and increased mainline delivery volumes from the 2006 expansion of the East Line pipeline and demand from West Coast military bases in the Pacific operations, (iii) terminal revenues for the West Coast operations included higher throughput volumes from the combined Carson/Los Angeles Harbor terminal system, and from the Linnton and Willbridge terminals located in Portland, Oregon and (iv) the West Coast operation’s $3.6 million gain on the sale of its interest in the Black Oil pipeline system in Los Angeles, California in June 2007.

Five months ended May 31, 2007

Kinder Morgan Energy Partners’ Pacific operations are the largest contributor to this segment’s earnings before DD&A. Earnings before DD&A were also positively affected by (i) Kinder Morgan Energy Partners’ January 1, 2007 acquisition of the remaining ownership interest in Cochin (approximately 50.2%) that it did not already own, at which time Kinder Morgan Energy Partners became the pipeline operator, (ii) an increase in average tariff rates and mainline delivery from the 2006 expansion of the East Line pipeline and demand from West Coast military bases contributed to the Pacific operations revenues and earnings, (iii) higher throughput volumes from the combined Carson/Los Angeles Harbor terminal system, and from the Linnton and Willbridge terminals located in Portland, Oregon, for the West Coast operations and (iv) in May 2006 Kinder Morgan Energy Partners completed construction and placed into service the Greensboro facility used for petroleum pipeline transmix operations for a capitalized cost of approximately $11 million.

Please refer to our 2007 Form 10-K for additional information regarding Product Pipelines – KMP.

Natural Gas Pipelines – KMP

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Operating Revenues	$2,359.4	$1,526.8
Operating Expenses[1]	(2,203.3)	(1,387.5)
Other Income	0.1	0.4
Goodwill Impairment[3]	152.6	-
Earnings from Equity Investments	25.5	4.0
Interest Income and Other Income, Net	3.9	-
Income Tax Benefit (Expense)	(0.6)	(1.4)
Segment Earnings Before DD&A	$337.6	$142.3

Operating Statistics (Trillion Btus)
Natural Gas Transport Volumes [5]	559.0	441.7
Natural Gas Sales Volumes [6]	220.0	224.4

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues	$6,916.6	$2,114.7	$2,640.6
Operating Expenses[1]	(6,463.5)	(1,929.7)	(2,418.5)
Other Income (Expense)[2]	2.8	1.8	(0.1)
Goodwill Impairment[3]	(2,090.2)	-	-
Earnings from Equity Investments[4]	80.4	5.3	8.9
Interest Income and Other Income, Net	8.8	-	0.2
Income Tax Benefit (Expense)	(1.8)	-	(2.6)
Segment Earnings (Loss) Before DD&A	$(1,546.9)	$192.1	$228.5

Operating Statistics (Trillion Btus)
Natural Gas Transport Volumes[5]	1,599.5	568.8	707.4
Natural Gas Sales Volumes[6]	660.0	295.2	345.8
___________
[1]
Three and nine month 2008 amounts include (i) a $12.2 million positive impact to income and a $0.9 million negative impact to income, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas; and (ii) a $4.4 million expense related to hurricane clean-up and repair activities. Beginning in the second quarter of 2008, the Casper and Douglas gas processing operations discontinued hedge accounting. Amount also includes positive impact to segment earnings of $0.5 million for the nine month periods ended September 30, 2008, and of $0.3 million and $0.7 million for the three and four month periods ended September 30, 2007, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

[2]
Four months ended September 30, 2007 amounts include a $1.4 million expense resulting from valuation adjustments, related to assets sold in June 2007, recorded in the application of the purchase method of accounting to the Going Private transaction.

[3]
Three and nine months ended September 30, 2008 include non-cash goodwill impairment adjustments of $152.6 million and $2,090.2 million, respectively; see Note 3 of the accompanying Notes to Consolidated Financial Statements.

[4]
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

Following is information related to the increases and decreases, in the same comparable periods of 2008 and 2007, of the segment’s remaining changes in earnings before depreciation, depletion, and amortization expense and amortization of excess cost of equity investment (“EBDA”), and changes in operating revenues after certain items:

Three months ended September 30, 2008 compared to three months ended September 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Rockies Express Pipeline	$23.0	568%	$	n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	13.6	18%		834.7	59%
TransColorado Pipeline	3.1	28%		2.9	23%
Kinder Morgan Louisiana Pipeline	3.0	n/a		-	-
Casper and Douglas Gas Processing	(3.0)	(48)%		3.9	14%
Trailblazer Pipeline	(2.7)	20%		(1.1)	(7)
All Others	(1.8)	(5)%		(7.9)	(13)%
Intrasegment Eliminations	-	-		0.1	27%
Total Natural Gas Pipelines	$35.2	25%		$832.6	55%

Knight Inc. Form 10-Q

For the three months ended September 30, 2008, the certain items related to the Natural Gas Pipelines – KMP business segment, described in the footnotes to the table above, including the $152.6 million goodwill impairment adjustment, increased earnings before depreciation, depletion and amortization expenses by $160.1 million when compared to the same period last year.

One of these certain items is an increase in earnings of $12.2 million in the comparable three month periods due to an unrealized mark to market gain resulting from the removal of hedge designation, effective April 1, 2008, on certain derivative contracts used to mitigate the price risk associated with future sales of natural gas liquids from the Casper and Douglas natural gas processing operations. For more information on the gain from the discontinuance of hedge accounting, see Note 15 of the accompanying Notes to Consolidated Financial Statements.

The overall increases in segment earnings before depreciation, depletion and amortization expenses in the three months ended September 30, 2008, when compared to the same period last year, were driven primarily by incremental contributions from Kinder Morgan Energy Partners’ 51% equity ownership interest in the Rockies Express Pipeline, higher earnings from its Texas intrastate natural gas pipeline group, improved performance from its TransColorado Pipeline and incremental earnings from its Kinder Morgan Louisiana Pipeline.

The incremental earnings from Kinder Morgan Energy Partners’ investment in Rockies Express relates to higher net income earned by Rockies Express Pipeline LLC, primarily due to the start-up of service on the Rockies Express-West pipeline segment in January and May 2008. Rockies Express-West began interim service for up to 1.4 billion cubic feet per day of natural gas on the segment’s first 503 miles of pipe on January 12, 2008, and service on the remaining 210 miles (to Audrain County, Missouri) began on May 20, 2008. Now fully operational, Rockies Express-West has the capacity to transport up to 1.5 billion cubic feet per day and can make deliveries to interconnects with the KMIGT Pipeline system, Northern Natural Gas Company, Natural Gas Pipeline Company of America LLC, ANR and Panhandle Eastern Pipeline Company.

Rockies Express conducted further hydrostatic testing of portions of its system during September 2008 to satisfy U.S. Department of Transportation testing requirements to operate at its targeted higher operating pressure. This hydrostatic test resulted in a temporary outage of pipeline delivery points and reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages, and the estimated impact from any temporary outages were included in the third quarter results.

Kinder Morgan Energy Partners’ Texas intrastate natural gas pipeline group includes the operations of (i) Kinder Morgan Tejas (including Kinder Morgan Border Pipeline), (ii) Kinder Morgan Texas Pipeline, (iii) Kinder Morgan North Texas Pipeline, and (iv) Mier-Monterrey Mexico Pipeline. The group’s quarter-to-quarter increase in earnings in 2008 versus 2007 was mainly attributable to higher natural gas sales margins driven by higher average sales prices. This increase in earnings was partially offset by a decrease in the Texas intrastate group’s natural gas transportation and sales volumes, which were down 9% and 2%, respectively.

Because the Texas intrastate group buys and sells significant quantities of natural gas, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are partly due to changes in the intrastate group’s average prices and volumes for natural gas purchased and sold. To the extent possible, Kinder Morgan Energy Partners balances the pricing and timing of its natural gas purchases to its natural gas sales, and these contracts are frequently settled in terms of an index price for both purchases and sales. In order to minimize commodity price risk, most sales are balanced with purchases at the index price on the date of settlement.

The increases in the 2008 third quarter earnings from the TransColorado Pipeline reflect contract improvements and expansions completed since the end of the third quarter of 2007, caused by an increase in natural gas production in the Piceance and San Juan basins of New Mexico and Colorado. In December 2007, an approximately $50 million expansion project on the TransColorado Pipeline was completed. The Blanco-Meeker project was placed into service January 1, 2008, and boosted natural gas transportation capacity on the pipeline by approximately 250 million cubic feet per day from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing pipeline for deliveries to the Rockies Express Pipeline at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. All of the incremental capacity is subscribed under a long-term contract with ConocoPhillips.

The incremental earnings before DD&A from the Kinder Morgan Louisiana Pipeline reflects other non-operating income realized in the third quarter of 2008 pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance). The equity cost of capital allowance provides for a reasonable return on construction costs that are funded by equity contributions, similar to the allowance for capital costs funded by borrowings.

Knight Inc. Form 10-Q

The decrease in quarter-to-quarter earnings before DD&A from the Casper Douglas gas processing operations was primarily attributable to higher natural gas purchase costs, due to increases in both prices and volumes, relative to last year. The higher cost of sales expense more than offset period-to-period revenue increases resulting from both higher average prices on natural gas liquids sales and higher revenues from sales of excess natural gas.

The decrease in earnings before DD&A from the Trailblazer Pipeline was mainly due to lower revenues from natural gas transportation services and unfavorable timing differences on the settlement of pipeline transportation imbalances in the three months ended September 30, 2008, relative to 2007.

Following is segment EBDA, and operating revenues information related to the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007:

Earnings Before DD&A by Segment Asset:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Rockies Express Pipeline	$58.7	$(5.4)	$(4.3)
Texas Intrastate Natural Gas Pipeline Group	288.0	106.0	133.0
TransColorado Pipeline	41.6	14.5	17.9
Kinder Morgan Louisiana Pipeline	6.0	-	-
Casper and Douglas Gas Processing	8.9	10.2	7.3
Trailblazer Pipeline	34.5	18.0	18.1
Goodwill Impairment Charge	(2,090.2)	-	-
All Others	105.6	48.8	56.5
Total Segment Earnings Before DD&A	$(1,546.9)	$192.1	$228.5

Operating Revenues by Major Segment Asset:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Texas Intrastate Natural Gas Pipeline Group	$6,575.5	$1,964.2	$2,492.4
TransColorado Pipeline	47.5	17.1	20.7
Casper and Douglas Gas Processing	111.4	35.9	34.7
Trailblazer Pipeline	42.5	21.5	22.6
All Others	143.0	76.5	70.7
Eliminations	(3.3)	(0.5)	(0.5)
Total Segment Operating Revenues	$6,916.6	$2,114.7	$2,640.6

Nine months ended September 30, 2008

The Natural Gas Pipelines-KMP segment’s earnings before DD&A in the nine months ended September 30, 2008 were driven by (i) a strong performance by the Texas intrastate natural gas pipeline group due to higher natural gas sales margins and volumes partially due to incremental sales on a long-term contract with one if its largest customers that became effective April 1, 2007 and greater natural gas processing volumes and margins, (ii) contributions from Kinder Morgan Energy Partners’ 51% ownership interest in the Rockies Express Pipeline as described previously, (iii) a strong performance from the TransColorado Pipeline primarily due to contract improvements and expansions completed since the end of the third quarter of 2007 as described previously and (iv) earnings from the Kinder Morgan Louisiana Pipeline that benefited from FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance).

Knight Inc. Form 10-Q

Offsetting the above positive impacts to the segment’s earnings before DD&A were the following: (i) a $2,090.2 million goodwill impairment charge (see Note 3 of the accompanying Notes to Consolidated Financial Statements), (ii) the Casper and Douglas gas processing operations were adversely affected by higher natural gas purchase costs, due to increases in both prices and volumes, which more than offset revenue increases resulting from both higher average prices on natural gas liquids sales and higher revenues from sales of excess natural gas and (iii) the Trailblazer Pipeline’s earnings were affected by lower revenues from natural gas transportation services and unfavorable timing differences on the settlement of pipeline transportation imbalances.

Four months ended September 30, 2007 and five months ended May 31, 2007

Earnings before DD&A in the four months ended September 30, 2007 and five months ended May 31, 2007 were positively affected by (i) strong performances by the Texas intrastate natural gas pipeline group due to higher natural gas sales margins and volumes partially due to incremental sales on a long-term contract with one if its largest customers that became effective April 1, 2007 and greater natural gas processing volumes and margins and (ii) earnings from Casper and Douglas gas processing operations that had solid natural gas liquids sales revenues driven by higher prices and volumes.

Adversely affecting the earnings before DD&A in the four months ended September 30, 2007 and five months ended May 31, 2007 was a loss from Kinder Morgan Energy Partners’ investment in Rockies Express due to depreciation and interest expenses allocable to a segment of this project that generated only limited natural gas reservation revenues and volumes since it was placed in service in February 2007, as described previously.

Please refer to our 2007 Form 10-K for additional information regarding Natural Gas Pipelines – KMP.

CO2 – KMP

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Operating Revenues[1]	$339.6	$256.8
Operating Expenses	(105.4)	(75.8)
Earnings from Equity Investments	4.2	4.1
Other Income, Net	-	-
Income Tax Benefit (Expense)	(0.7)	(0.9)
Segment Earnings Before DD&A	$237.7	$184.2

Operating Statistics
Carbon Dioxide Delivery Volumes(Bcf)[2]	171.3	150.4
SACROC Oil Production (Gross)(MBbl/d)[3]	27.9	27.3
SACROC Oil Production (Net)(MBbl/d)[4]	23.3	22.8
Yates Oil Production (Gross)(MBbl/d)[5]	27.1	27.1
Yates Oil Production (Net)(MBbl/d)[4]	12.0	12.0
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	7.6	10.0
Realized Weighted Average Oil Price per Bbl[5,6]	$51.45	$36.77
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$77.97	$53.68

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues[1]	$1,002.1	$336.6	$324.2
Operating Expenses	(292.7)	(101.1)	(121.5)
Earnings from Equity Investments	15.3	5.6	8.7
Other Income (Expense), Net	(0.2)	0.1	(0.1)
Income Tax Benefit (Expense)	(2.9)	0.2	(1.3)
Segment Earnings Before DD&A	$721.6	$241.4	$210.0

Operating Statistics
Carbon Dioxide Delivery Volumes(Bcf)[2]	530.1	200.3	272.3
SACROC Oil Production (Gross)(MBbl/d)[3]	27.6	27.5	29.1
SACROC Oil Production (Net)(MBbl/d)[4]	23.0	22.9	24.2
Yates Oil Production (Gross)(MBbl/d)[3]	27.9	27.4	26.4
Yates Oil Production (Net)(MBbl/d)[4]	12.4	12.0	11.7
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	8.7	10.0	9.7
Realized Weighted Average Oil Price per Bbl[5,6]	$51.50	$36.25	$35.03
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$73.37	$53.02	$45.04
_____________
[1]
Amounts include increases in segment earnings resulting from valuation adjustments of $34.5 million and $102.0 million for the three and nine month periods ended September 30, 2008, respectively, and $46.2 million and $59.1 million (net of a $0.6 million loss on sale of assets) for the three and four month periods ended September 30, 2007, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

[2]	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
[3]
Represents 100% of the production from the field. Kinder Morgan Energy Partners owns an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit.

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

The CO2 – KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three month period of 2008 and 2007, of the segment’s EBDA, and changes in operating revenues after certain items:

Three months ended September 30, 2008 compared to three months ended September 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$39.6	94%	$47.8	105%
Oil and Gas Producing Activities	25.7	27%	56.9	32%
Intrasegment Eliminations	-	-	(10.1)	(88)%
Total	$65.3	47%	$94.6	45%

Combined, the certain items described in the footnotes to the table above decreased the CO2 segment’s EBDA by $11.7 million, when compared to the same period last year. Following is a discussion of the segment’s earnings before DD&A, excluding the effect of the certain items described in the footnotes to the table above.

Knight Inc. Form 10-Q

The quarter-to-quarter increase in earnings before DD&A from the segment’s sales and transportation activities was largely related to (i) a $32.3 million (214%) increase in carbon dioxide sales revenues related to (a) a 104% quarter-to-quarter increase in average sales price and (b) a 27% quarter-to-quarter increase in sales volume, and (ii) a $4.2 million (23%) increase in carbon dioxide and crude oil pipeline transportation revenues due to (a) a 14% increase in carbon dioxide delivery volumes and (b) higher volumes.

The increase in average sales prices reflects continued customer demand for carbon dioxide for use in oil recovery projects throughout the Permian Basin area. In addition, a portion of the carbon dioxide contracts is tied to crude oil prices, which, as discussed above, have increased since the third quarter of 2007. Profits are not recognized on carbon dioxide sales within Kinder Morgan Energy Partners. The increase in sales and delivery volumes was largely due to the January 17, 2008 start-up of the Doe Canyon carbon dioxide source field located in Dolores County, Colorado. The new carbon dioxide source field is named the Doe Canyon Deep unit and we hold an approximately 87% working interest in the field. Since January 2007, Kinder Morgan Energy Partners has invested approximately $90 million to develop this source field. In addition, investments were also made to drill additional carbon dioxide wells at the McElmo Dome unit, increase transportation capacity on the Cortez Pipeline, and extend the Cortez Pipeline to the Doe Canyon Deep unit.

The quarter-to-quarter increase in earnings before DD&A from the oil and gas producing activities was largely related to (i) a $50.2 million (42%) increase in sales from ownership interests in oil-producing fields, which benefited from a 40% increase in the realized weighted average price per barrel, (ii) a $5.0 million (10%) increase in sales from natural gas processing plant operations where sales volume decreases of 24%, primarily related to effects from Hurricane Ike that shut-down third-party fractionation facilities, were more than offset by increases in the realized weighted average price per barrel.

Because prices of crude oil and natural gas liquids are subject to external factors over which Kinder Morgan Energy Partners has no control, and because future price changes may be volatile, the CO2 – KMP segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids. To some extent, Kinder Morgan Energy Partners is able to mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. Nonetheless, decrease in the prices of crude oil and natural gas liquids will have a negative impact on the results of the CO2 – KMP business segment. All of the hedge gains and losses for crude oil and natural gas liquids are included in the realized average price for oil. Had Kinder Morgan Energy Partners not used energy derivative contracts to transfer commodity price risk, crude oil sales prices would have averaged $116.08 per barrel in the third quarter of 2008, and $73.12 per barrel in the third quarter of 2007. For more information on hedging activities, see Note 15 to the accompanying Notes to Consolidated Financial Statements.

Average gross oil production for the third quarter of 2008 was 27.9 thousand barrels per day at the SACROC field unit, 2% higher when compared to the third quarter of 2007. At the Yates unit, average gross oil production in the third quarter of 2008 was identical to the production in the same quarter last year.

Compared to the third quarter of 2007, the segment’s $29.6 million (39%) increase in combined operating expenses in the three months ended September 30, 2008 was largely due to higher severance and property tax expenses, field operating expenses, and fuel and power expenses. The increase in severance tax expenses was related to the period-to-period increase in crude oil revenues. The increase in property tax expenses was largely due to higher oil prices leading to higher tax assessment, and increased asset infrastructure resulting from the capital investments Kinder Morgan Energy Partners has made since the end of the third quarter of 2007. The increase in operating expenses was driven by both higher well workover and repair expenses in 2008 and rising price levels since the end of the third quarter of 2007, which impacted rig costs and other materials and services. The increase in workover expenses was largely related to infrastructure expansion projects at the SACROC and Yates oil field units and at the McElmo Dome carbon dioxide unit. The increase in operating expenses from price level changes was largely due to increased demand driving up the prices charged by the industry’s material and service providers.

Knight Inc. Form 10-Q

Following is segment EBDA and operating revenues information related to the nine and four month periods ended September 31, 2008 and 2007, respectively, and five month period ended May 31, 2007:

Earnings Before DD&A by Segment Asset:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Sales and Transportation Activities	$323.8	$117.1	$67.2
Oil and Gas Producing Activities	397.8	124.3	142.8
Total Segment Earnings Before DD&A	$721.6	$241.4	$210.0

Operating Revenues by Segment Asset:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Sales and Transportation Activities	$347.4	$120.0	$71.3
Oil and Gas Producing Activities	714.3	231.4	271.7
Intersegment Eliminations	(59.6)	(14.8)	(18.8)
Total Segment Operating Revenues	$1,002.1	$336.6	$324.2

Nine months ended September 30, 2008

The CO2 – KMP segment’s earnings before DD&A in the nine months ended September 30, 2008 were positively affected by strong average crude oil prices (which also impact the price of carbon dioxide under some contracts) and natural gas plant product prices. Generally, earnings for the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, are impacted by its average hedge price and market price for a large percent of its volumes. Both have increased over last year.

Earnings for the segment’s sales and transportation activities were positively impacted by factors affecting carbon dioxide sales revenues (both price and volume related) and carbon dioxide and crude oil pipeline transportation revenues. Transportation revenues were impacted by increased carbon dioxide delivery volume due to rising customer demand for carbon dioxide for use in oil recovery projects throughout the Permian Basin, as described previously.

With respect to crude oil, overall sales volumes were essentially flat, but the segment benefited from an increase in its realized weighted average price per barrel. With respect to natural gas liquids, a decrease in sales volumes was more than offset by increases in its realized weighted average price per barrel. Sales volumes were affected by the effects from Hurricane Ike, which resulted in pro-rationing (production allocation), as described previously.

Four months ended September 30, 2007

The CO2 – KMP segment’s earnings before DD&A in the four months ended September 30, 2007 were positively affected by strong average crude oil and natural gas plant product prices. Highlights for the oil and gas producing activities in the four months ended September 30, 2007 included strong oil production at the Yates field unit and improved earnings due to an increased realized weighted average price per barrel in the SACROC field unit gas processing operations.

The average carbon dioxide sales price realized in the segment’s sales and transportation activities during the four months ended September 30, 2007 was negatively affected by the December 2006 expiration of significantly high-priced sales contracts. In addition, carbon dioxide delivery volumes during this period were negatively impacted by oil production at the SACROC unit.

Knight Inc. Form 10-Q

With respect to crude oil, overall sales volumes were stable, but the segment benefited from a strong realized weighted average price per barrel. With respect to natural gas liquids, unfavorable sales volumes were more than offset by a favorable realized weighted average price per barrel.

Five months ended May 31, 2007

The segment’s sales and transportation activities were adversely affected by a decrease in average carbon dioxide prices. A significant portion of the decrease in average carbon dioxide prices is timing related, as some of the segment’s carbon dioxide contracts are tied to crude oil prices in prior periods, and the 2007 contracts had been tied to lower crude oil prices, relative to 2006. These decreases in carbon dioxide prices were only partially offset by slightly higher carbon dioxide sales volumes related to increased carbon dioxide production from the McElmo Dome source field.

Highlights surrounding oil and gas producing activities for the five months ended May 31, 2007 include (i) increases in oil production at the Yates field unit, (ii) higher weighted average price per barrel, (iii) solid earnings from natural gas liquids sales volumes and prices, largely due to increased recoveries at the SACROC gas processing operations.

Terminals – KMP

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Operating Revenues	$306.2	$247.2
Operating Expenses[1]	(175.0)	(158.0)
Other Income (Expense)[2]	(6.9)	1.5
Earnings from Equity Investments	0.7	0.3
Interest Income and Other Income (Expense), Net	(1.3)	0.3
Income Tax Expense[4]	(6.4)	(6.9)
Segment Earnings Before DD&A	$117.3	$84.4

Operating Statistics
Bulk Transload Tonnage (MMtons)[5]	26.8	24.5
Liquids Leaseable Capacity (MMBbl)	54.2	46.3
Liquids Utilization	98.2%	96.5%

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues	$887.1	$326.8	$364.5
Operating Expenses[1]	(483.9)	(198.7)	(192.2)
Other Income (Expense)[2]	(6.5)	2.9	3.0
Goodwill Impairment[3]	(676.6)	-	-
Earnings from Equity Investments	2.4	0.3	-
Interest Income and Other Income (Expense), Net	1.4	-	0.3
Income Tax Expense[4]	(17.1)	(8.6)	(3.3)
Segment Earnings (Loss) Before DD&A	$(293.2)	$122.7	$172.3

Operating Statistics
Bulk Transload Tonnage (MMtons)[5]	76.5	31.3	41.4
Liquids Leaseable Capacity (MMBbl)	54.2	46.3	43.6
Liquids Utilization	98.2%	96.5%	97.5%
______________
[1]
Three and nine month 2008 amounts include $3.6 million of expense related to hurricane clean-up and repair activities, a $1.5 million expense related to fire damage and repair activities, and a combined $1.5 million expense from the settlement

Knight Inc. Form 10-Q

of certain litigation matters related to Kinder Morgan Energy Partners’ Elizabeth River bulk terminal and its Staten Island liquids terminal. Three and four month 2007 amounts include $25.0 million in expense from the settlement of certain litigation matters related to the Cora coal terminal.

[2]
Three and nine month 2008 amounts include losses of $5.3 million from asset write-offs related to fire damage, and losses of $0.8 million from asset write-offs related to hurricane damage. Both the three and nine months ended September 30, 2008 amounts include expenses of $2.9 million resulting from valuation adjustments related to assets sold, recorded in the application of the purchase method of accounting. The five months ended May 31, 2007 amount includes income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

[3]	2008 amounts include a non-cash goodwill impairment charge; see Note 3 of the accompanying Notes to Consolidated Financial Statements.
[4]	Three and nine month 2008 amounts include a decrease of $0.4 million of expenses related to hurricane clean-up and repair activities.
[5]	Volumes for acquired terminals are included for all periods.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

For the three months ended September 30, 2008, the certain items related to the Terminals – KMP business segment, described in the footnotes to the table above, increased earnings before DD&A expenses by $9.8 million when compared to the same period last year. Following is a discussion of the segment’s earnings before DD&A, excluding the effect of certain items described in the footnotes to the table above.

The segment’s remaining $23.1 million (27%) increase in earnings before DD&A in the third quarter of 2008 versus the third quarter of 2007, was due to a combination of internal expansions and strategic business acquisitions as follows: (i) incremental amounts of earnings before depreciation, depletion and amortization of $5.6 million, revenues of $19.1 million, and operating expenses of $13.5 million, respectively, in the third quarter of 2008 for the Vancouver Wharves bulk marine terminal and other acquired operations, (ii) $5.9 million (22%) from Kinder Morgan Energy Partners’ Gulf Coast terminals, primarily the two large liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas, primarily due to higher liquids throughput volumes and increased liquids storage capacity as a result of expansions completed since the third quarter of 2007, (iii) the $5.7 million (59%) from Kinder Morgan Energy Partners’ Mid-Atlantic terminals, primarily from the Pier IX bulk terminal located in Newport News, Virginia, due to higher period-over-period coal transfer volumes, and the Fairless Hills, Pennsylvania bulk terminal, largely due to incremental earnings from a new import fertilizer facility that began operations in the second quarter of 2008, (iv) $5.2 million (70%) from Kinder Morgan Energy Partners’ Western terminals, primarily from the North 40 terminal, which began operations in the second quarter of 2008 and (v) $3.2 million (23%) from Kinder Morgan Energy Partners’ Northeast terminals, primarily from the Perth Amboy, New Jersey liquids terminal, located in the New York Harbor area, driven by higher liquids throughput volumes as a result of an expansion completed at the end of the first quarter of 2008. Offsetting the above increases to earnings before depreciation, depletion and amortization was a decrease of $2.5 million (17%) from Kinder Morgan Energy Partners’ Texas Petcoke terminals, primarily due to lost petroleum coke business, a portion of which was sidelined because of refinery shut-downs following Hurricane Ike.

For the Terminals – KMP segment combined, expansion projects completed since the end of the third quarter of 2007 have increased Kinder Morgan Energy Partners’ liquids terminals’ leasable capacity to 54.2 million barrels, up 17% from a capacity of 46.3 million barrels in the third quarter of 2007. At the same time, Kinder Morgan Energy Partners increased its overall liquids utilization capacity rate (the ratio of actual leased capacity to estimated potential capacity) to 98.2%, up almost 2% since the third quarter last year.

Nine months ended September 30, 2008

Segment earnings before DD&A were positively affected by assets acquired or expanded in the last eighteen months including (i) $8.3 million from the Vancouver Wharves bulk marine terminal, (ii) $22.2 million from Kinder Morgan Energy Partners’ Marine Terminals, Inc. and other acquired operations, (iii) $100.0 million from Kinder Morgan Energy Partners’ Gulf Coast terminals, primarily from its two expanded large liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas, (iv) $42.6 million from the Mid-Atlantic terminals, strong coal transfer volumes primarily from its Pier IX bulk terminal (including earnings from the first quarter 2008 completion of a $70 million construction of a new ship dock and installation of added terminal equipment) located in Newport News, Virginia, and its Fairless Hills, Pennsylvania bulk terminal that began operations in the second quarter of 2008 with a new $11.2 million import fertilizer facility that included construction of two storage domes, conveying equipment, and outbound loading facilities for both rail and truck, (v) $21.3 million from the Western terminals, primarily from its North 40 terminal, (vi) $53.3 million from the Northeast terminals, primarily from its Perth Amboy, New Jersey liquids terminal, located in the New York Harbor area, driven by liquids throughput volumes as a result of an expansion completed at the end of the first quarter

Knight Inc. Form 10-Q

of 2008 and (vii) $42.9 million in Texas Petcoke terminal’s earnings before DD&A, which is net of lost petroleum coke business that was sidelined because of refinery shut-downs following Hurricane Ike.

Segment earnings before DD&A for this period were adversely impacted by (i) a $676.6 million goodwill impairment charge and (ii) $10.8 million in hurricane and fire damage clean-up, repair and write-offs, net of income tax benefit.

Four months ended September 30, 2007

Since the end of the first quarter of 2006, Kinder Morgan Energy Partners has invested approximately $191.1 million in cash and $1.7 million in common units to acquire terminal assets and, combined, these operations accounted for $10.7 million of incremental earnings before DD&A during the four months ended September 30, 2007. The significant terminal acquisitions since the end of the second quarter of 2006 and their contributions included the following (i) $0.7 million from Transload Services, LLC, which provides material handling and steel processing services at 14 steel-related terminal facilities located in the Chicago metropolitan area and various cities in the United States, acquired November 20, 2006, (ii) $1.7 million from Devco USA L.L.C., which includes a proprietary technology that transforms molten sulfur into solid pellets that are environmentally friendly and easier to transport, acquired December 1, 2006, (iii) $6.8 million from Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor, acquired May 30, 2007 and (iv) $1.5 million from Marine Terminals, Inc. acquired on September 1, 2007, which are primarily involved in the handling and storage of steel and alloys and consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama, Hertford, North Carolina, and Berkley, South Carolina.

Segment earnings before DD&A were also affected by strong earnings contributions consisting of (i) $18.3 million from Kinder Morgan Energy Partners’ Texas Petcoke operations, largely due to petroleum coke throughput volumes at its Port of Houston facility; (ii) $7.5 million from the combined operations of the Kinder Morgan Energy Partners’ Argo and Chicago, Illinois liquids terminals, including impacts of increased ethanol throughput and incremental liquids storage and handling business; (iii) $9.4 million from Kinder Morgan Energy Partners’ Lower Mississippi (Louisiana) terminals, which include its 66 2/3% ownership interest in the International Marine Terminals partnership and its Port of New Orleans liquids facility located in Harvey, Louisiana and (iv) $2.9 million from Kinder Morgan Energy Partners’ Pier IX terminal, located in Newport News, Virginia, largely due to coal transfer volumes.

Five months ended May 31, 2007

Acquisitions in 2006 and 2007 as described above contributed $2.8 million in earnings before DD&A during the five months ended May 31, 2007 include the following (i) $2.0 million from Transload Services, LLC and (ii) $0.8 million from Devco USA L.L.C.

Segment earnings before DD&A included strong earnings contributions consisting of (i) $5.9 million from Kinder Morgan Energy Partners’ Shipyard River terminal located in Charleston, South Carolina; (ii) $17.3 million from the Lower Mississippi (Louisiana) terminals (which include its 66 2/3% ownership interest in the International Marine Terminals partnership and the Port of New Orleans liquids facility located in Harvey, Louisiana) and (iii) $7.8 million from the combined operations of its Argo and Chicago, Illinois liquids terminals. The increases from the Shipyard River terminal related to completed expansion projects since the middle of 2006 that increased handling capacity for imported coal volumes and the earnings increases from the Chicago liquids facilities were driven by higher revenues, due to increased ethanol throughput and incremental liquids storage and handling business.

Please refer to our 2007 Form 10-K for additional information regarding Terminals – KMP.

Knight Inc. Form 10-Q

Kinder Morgan Canada – KMP

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Operating Revenues	$57.2	$44.6
Operating Expenses	(18.6)	(19.9)
Earnings from Equity Investment	3.4	8.6
Interest Income and Other Income, Net	3.5	2.9
Income Tax Benefit (Expense)	(1.0)	(5.2)
Segment Earnings Before DD&A	$44.5	$31.0

Operating Statistics
Transport Volumes (MMBbl)	22.6	25.3

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues	$145.4	$59.1	$62.0
Operating Expenses	(51.3)	(24.9)	(23.1)
Other Income (Expense) [1]	-	-	(377.1)
Earnings from Equity Investments	7.7	11.3	5.4
Interest Income and Other Income, Net	9.6	2.3	1.7
Income Tax Benefit (Expense)	2.6	(5.1)	(0.9)
Segment Earnings (Loss) Before DD&A	$114.0	$42.7	$(332.0)

Operating Statistics
Transport Volumes (MMBbl)	63.5	33.7	36.4
______________
[1]	Five month period 2007 amount represents a goodwill impairment expense, see Note 3 of the accompanying Notes to Consolidated Financial Statements.

The Kinder Morgan Canada – KMP segment includes operations Knight Inc. sold to Kinder Morgan Energy Partners: (i) Trans Mountain pipeline system (transferred effective April 30, 2007), (ii) one-third interest in the Express pipeline system (transferred effective August 28, 2008) and (iii) Jet Fuel pipeline system (transferred effective August 28, 2008). These operations had been reported separately in previous reports. The information in the table above reflects the results of operations for Trans Mountain, the one-third interest in Express and Jet Fuel for all periods presented. See Note 14 in the accompanying Notes to Consolidated Financial Statements.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Segment earnings before DD&A increased by $13.8 million (45%) for the three months ended September 30, 2008 over the comparable period in 2007. This increase is primarily due to (i) higher earnings of $17.2 million (78%) from the Trans Mountain pipeline system and (ii) lower earnings of $3.4 million from the Express and Jet Fuel pipeline systems. The increase in earnings from Trans Mountain was driven primarily by higher operating revenues, largely due to the April 2007 completion of an expansion project that included the commissioning of ten new pump stations that boosted capacity on Trans Mountain from 225,000 to approximately 260,000 barrels per day, and to the April 28, 2008 completion of the first portion of the Anchor Loop expansion that boosted pipeline capacity from 260,000 to 285,000 barrels per day and resulted in higher period-to-period average toll rates. The higher tariffs more than offset declines in mainline throughput volumes of 11% for the comparable three month periods. The decreases in volumes were primarily due to lower demand for water-borne exports out of Vancouver, British Columbia.

Knight Inc. Form 10-Q

Nine months ended September 30, 2008

Earnings before DD&A for the nine months ended September 30, 2008 include strong operating revenues resulting from the April 2007 completion of an expansion project that included the commissioning of ten new pump stations that boosted capacity on Trans Mountain from 225,000 to approximately 260,000 barrels per day, and to the April 28, 2008 partial completion of the first portion of the Anchor Loop expansion that boosted pipeline capacity from 260,000 to 285,000 barrels per day and resulted in higher period-to-period average toll rates. Kinder Morgan Energy Partners completed construction on a final 15,000 barrels per day expansion on October 30, 2008 and total pipeline capacity is now approximately 300,000 barrels per day.

Four months ended September 30, 2007

Earnings before DD&A for the four months ended September 30, 2007 include $5.1 million of Canadian income taxes principally due to taxes payable on dock premiums collected.

Five months ended May 31, 2007

During the five months ended May 31, 2007, earnings before DD&A were adversely affected by a $377.1 million goodwill impairment charge recorded against the Trans Mountain asset, see Note 3 of the accompanying Consolidated Financial Statements. Slightly offsetting this negative impact to earnings was the completion of a Pump Station expansion on April 30, 2007 and its associated positive impact to revenue for the period.

Please refer to our 2007 Form 10-K for additional information regarding the Kinder Morgan Canada segment (formerly referred to as the Trans Mountain – KMP and Express segments).

General and Administrative Expense

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Knight Inc. General and Administrative Expense	$11.5	$16.0
Kinder Morgan Energy Partners General and Administrative Expense	74.4	61.9
Consolidated General and Administrative Expense	$85.9	$77.9

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Knight Inc. General and Administrative Expense	$40.1	$21.3	138.6
Kinder Morgan Energy Partners General and Administrative Expense	223.9	86.6	136.2
Terasen General and Administrative Expense	-	-	8.8
Consolidated General and Administrative Expense	$264.0	$107.9	283.6

The $8.0 million increase in general and administrative expense in the third quarter of 2008, relative to 2007, was due to (i) a $12.5 million increase in general and administrative expense of Kinder Morgan Energy Partners, primarily driven by increased costs of supporting continued customer and business growth, including higher compensation-related expenses—comprising salary and benefit expenses, payroll taxes and other employee and contractor related expenses, (ii) incremental expenses associated with the assets and businesses Kinder Morgan Energy Partners acquired since the third quarter of 2007—including the Express and Jet Fuel pipeline systems acquired from Knight Inc. effective August 28, 2008, and Kinder Morgan Energy Partners’ recently acquired bulk terminal operations and (iii) a $6.6 million increase in Knight Inc. general and administrative expenses as a result of higher compensation expense, partially offset by a $11.1 million decrease in Knight Inc. general and administrative expenses related to NGPL, which became an equity investment on February 15, 2008 when an 80% interest in NGPL PipeCo LLC was sold.

Knight Inc. Form 10-Q

General and administrative expense for the nine months ended September 30, 2008 includes $ 33.9 million of Knight Inc. general and administrative expense, $223.9 million of Kinder Morgan Energy Partners general and administrative expense, primarily associated with compensation expense ($158.2 million) and outside services ($43.3 million), and $6.2 million of general and administrative expense related to NGPL PipeCo LLC during the period January 1, 2008 through February 14, 2008, the period prior to the sale of an 80% interest in NGPL PipeCo LLC.

General and administrative expense for the four months ended September 30, 2007 includes $21.3 million of Knight Inc. general and administrative expense and $86.6 million of Kinder Morgan Energy Partners general and administrative expense, primarily associated with compensation expense ($64.1 million) and outside services ($14.4 million).

General and administrative expense for the five months ended May 31, 2007 includes a total of $141.0 million related to the Going Private transaction, consisting of $114.8 million expensed by Knight Inc. and $26.2 million allocated to Kinder Morgan Energy Partners. In addition, during the five months ended May 31, 2007 we incurred $4.3 million in selling expenses associated with the sale of our (i) U.S. based retail natural gas distribution and related operations, (ii) Terasen Inc., and (iii) Terasen Pipelines (Corridor) Inc.

Kinder Morgan Energy Partners’ general and administrative expenses tend to increase over time in large part because the expansion of their businesses through acquisitions and internal growth requires the hiring of additional employees, resulting in increased payroll and other employee-related expense. Knight Inc.’s general and administrative expenses have decreased over time as it has sold assets such as an 80% interest in NGPL PipeCo LLC in 2008 and Terasen Inc., Terasen Pipelines (Corridor) Inc. and the U.S.-based retail natural gas distribution and related operations in 2007.

Interest and Other, Net

	Successor Company
	Three Months Ended September 30,
	2008	2007
	(In millions)
Interest Expense and Other, Net
Interest Expense, Net	$(141.5)	$(252.6)
Interest Expense – Deferrable Interest Debentures	(0.5)	(5.4)
Other, Net	2.4	5.5
Consolidated Interest Expense and Other, Net	(139.6)	(252.5)

Minority Interest
Kinder Morgan Management	(19.5)	(10.0)
Kinder Morgan Energy Partners	(78.5)	(34.5)
Triton	(9.3)	(7.7)
Other	0.5	(0.2)
Consolidated Minority Interests Expense	(106.8)	(52.4)

	$(246.4)	$(304.9)

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Interest Expense
Interest Expense, Net	$(493.8)	$(336.1)	$(241.1)
Interest Expense – Deferrable Interest Debentures	5.6	(7.3)	(9.1)
Other, Net	10.9	10.7	(7.3)
Consolidated Interest Expense	(477.3)	(332.7)	(257.5)

Minority Interest
Kinder Morgan Management	(72.2)	(16.3)	(17.1)
Kinder Morgan Energy Partners	(271.8)	(58.0)	(75.1)
Triton	(15.0)	(12.0)	2.3
Other	(0.4)	(0.6)	(0.8)
Consolidated Minority Interests Expense	(359.4)	(86.9)	(90.7)

	$(836.7)	$(419.6)	$(348.2)

The $111.1 million decrease in interest expense, net in the third quarter of 2008, relative to 2007, was primarily due to a reduction in Knight Inc.’s debt that was paid down with proceeds from asset sales undertaken during the last year and a decrease in interest rates partially offset by a 20% increase in debt balances at Kinder Morgan Energy Partners required to support capital expansion programs, net of Kinder Morgan Energy Partners 18% decrease in the weighted average interest rate on all of its borrowings.

Interest expense, net for the nine months ended September 30, 2008 includes: $207.7 million of Knight Inc. interest expense and $286.1 million of Kinder Morgan Energy Partners interest expense. Approximately $5.9 billion of the proceeds from the sale of an 80% interest in NGPL were used to pay down Knight Inc.’s interest bearing debt in February 2008. Kinder Morgan Energy Partners’ interest expense includes: $50.8 million of interest expense related to $1.6 billion of additional debt incurred in Kinder Morgan Energy Partners’ senior notes public offerings as follows: (i) on February 12, 2008 Kinder Morgan Energy Partners issued (a) $600 million of 5.95% notes and (b) $300 million of 6.95% notes and (ii) on June 6, 2008 Kinder Morgan Energy Partners issued: (a) $375 million of 5.95% notes and (b) $325 million of 6.95% notes.

Interest expense, net for the four months ended September 30, 2007 includes: $200.8 million of Knight Inc. interest expense and $135.3 million of Kinder Morgan Energy Partners interest expense. The Knight Inc. interest expense included $108.0 million of interest expense related to $4.5 billion of additional debt incurred in the Going Private Transaction.

Interest expense, net for the five months ended May 31, 2007 includes (i) $155.0 million of Kinder Morgan Energy Partners interest expense and (ii) $86.1 million of Knight Inc. interest expense. Kinder Morgan Energy Partners interest expense tends to increase over time as it incurs additional debt to fund its capital spending and its acquisition of new assets and businesses.

Our minority interest expense associated with our ownership interests in Kinder Morgan Management increased $9.5 million from $10.0 million for the third quarter of 2007 to $19.5 million for the third quarter of 2008. This increase was principally due to Kinder Morgan Management’s share of Kinder Morgan Energy Partner’s increase in earnings over this period.

The $44.0 million increase in minority interest expense associated with Kinder Morgan Energy Partners from $34.5 million for the third quarter of 2007 as compared to $78.5 million for the third quarter of 2008 was principally due to the public’s share in the increased earnings of Kinder Morgan Energy Partners over this period.

During the nine months ended September 30, 2008, four months ended September 30, 2007 and five months ended May 31, 2007, our minority interest expense associated with our ownership interests in Kinder Morgan Management was $72.2 million, $16.3 million and $17.1 million, respectively. Minority interest expense reflects the earnings recorded by Kinder Morgan Management that are attributed to its shares held by the public. Kinder Morgan Management’s earnings are solely dependent on its ownership of Kinder Morgan Energy Partnership i-units. Therefore, our minority interest expense associated with Kinder Morgan Management for these two periods is a function of Kinder Morgan Energy Partners’ earnings offset by

Knight Inc. Form 10-Q

our ownership of Kinder Morgan Management shares, of which we owned approximately 14% as of September 30, 2008 and September 30, 2007.

During the nine months ended September 30, 2008, the four months ended September 30, 2007 and the five months ended May 31, 2007, our minority interest expense associated with our ownership interests in Kinder Morgan Energy Partners was $271.8 million, $58.0 million and $75.1 million, respectively. Minority interest expense reflects the earnings from continuing operations recorded by Kinder Morgan Energy Partners that are attributed to its units held by the public.

Income Taxes

Income taxes from continuing operations increased from $74.6 million in the third quarter of 2007 to $87.9 million in the third quarter of 2008, an increase of $13.3 million (18%) primarily due to a $32.1 million increase in income from continuing operations.

During the nine months ended September 30, 2008 income taxes included (i) a reduction of approximately $53 million in deferred income tax liabilities, and income tax expense, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains and (ii) the tax deduction permitted for dividends received from domestic corporations. These decreases to income tax expense were partially offset by (i) state income taxes and (ii) the impact of consolidating the Kinder Morgan Management income tax provision.

During the four months ended September 30, 2007 and the five months ended May 31, 2007, our income tax expense included (i) state income taxes, (ii) the impact of consolidating the Kinder Morgan Management income tax provision, (iii) foreign earnings subject to different tax rates and (iv) the impact of consolidating Kinder Morgan Energy Partners’ income tax provision. The five months ended May 31, 2007 income tax expense also included non-deductible fees associated with the Going Private transaction.

Fair Value Measurements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process, and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. We utilize energy commodity derivative contracts for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, natural gas liquids and crude oil, and utilize interest rate swaps to mitigate our risk from fluctuations in interest rates. See Note 15 of the accompanying Notes to Consolidated Financial Statements for additional information regarding SFAS No. 157.

At September 30, 2008, the fair value of our derivative instruments classified as Level 3 under the fair value hierarchy consisted primarily of West Texas Sour (“WTS”) oil swaps and West Texas Intermediate (“WTI”) options (costless collars). Costless collars are designed to establish floor and ceiling prices on anticipated future oil production from the assets we own in the SACROC oil field. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. In addition to these oil-commodity derivatives, Level 3 derivative instruments consist of Natural Gas Basis swaps. Basis swaps are used in connection with another derivative contract to reduce hedge ineffectiveness by reducing a basis difference between a hedged exposure and a derivative contract. The following tables summarize the total fair value asset and liability measurements of our Level 3 energy commodity derivative contracts in accordance with SFAS No. 157.

	Significant Unobservable Inputs (Level 3)
	Assets			Liabilities
	September 30, 2008	December 31, 2007	Change	September 30, 2008	December 31, 2007	Change
	(In millions)			(In millions)
Natural Gas Basis Swaps	$4.9	$2.8	$2.1	$(7.0)	$(4.7)	$(2.3)
WTS Oil Swaps	0.0	0.0	0.0	(90.1)	(94.5)	4.4
WTI Options	46.7	0.0	46.7	(28.7)	0.0	(28.7)
Other	1.0	1.0	0.0	(7.4)	(4.9)	(2.5)
Total	$52.6	$3.8	$48.8	$(133.2)	$(104.1)	$(29.1)

The largest change in fair value of Level 3 assets and liabilities between December 31, 2007 and September 30, 2008 is related to WTI options, which amount to an increase of $46.7 and $28.7 million in assets and liabilities, respectively. The majority of these contracts were entered into during 2008, which accounts for the change. There were no transfers into or out

Knight Inc. Form 10-Q

of Level 3 during the period.

The valuation techniques used for the above Level 3 input derivatives are as follows:

•
Natural gas basis swaps’ fair market values are obtained through a pricing service and derived by combining raw inputs from NYMEX with proprietary quantitative models and processes. Although the prices are originating from a liquid market (NYMEX), we believe the effort to validate these prices would not be worth the benefit received. As a result, we have classified the valuation of these derivatives as Level 3.

•	Oil swaps’ fair market values are obtained from a broker using their proprietary model for similar assets and liabilities; quotes are non-binding.
•
Oil future options’ fair market values are established using an internal model. Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms. The models reflect management’s estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of commodity prices and contractual volumes.

Commodity derivative contracts are recorded at their estimated fair values as of each reporting date. For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract. In the absence of a quoted price for an identical contract in an active market, we use broker quotes for identical or similar contracts, or internally prepared valuation models as primary inputs to determine fair value. Valuation methods have not changed during the quarter ended September 30, 2008.

When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence, including but not limited to Kinder Morgan Energy Partners credit default swap quotes as of September 30, 2008. Collateral agreements with our counterparties serve to reduce our credit exposure and are considered in the adjustment. Our fair value measurements of derivative contracts are adjusted for credit risk in accordance with SFAS No. 157, and the “Accumulated Other Comprehensive Loss” balance in the accompanying interim Consolidated Balance Sheet as of September 30, 2008 includes a gain of $14.1 million related to discounting the value of our energy commodity derivative liabilities for the effect of credit risk.

With the exception of the Casper and Douglas hedges and the ineffective portion of our derivative contracts, our energy commodity derivative contracts are accounted for as cash flow hedges. In accordance with SFAS No. 133, gains and losses associated with cash flow hedges are included in the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheets.

Liquidity and Capital Resources

Liquidity

We believe that we and our other subsidiaries and investments, including Kinder Morgan Energy Partners, have liquidity and access to financial resources as discussed below sufficient to meet future requirements for working capital, debt repayment and capital expenditures associated with existing and future expansion projects as follows:

•	Cash flow from operations
Our diverse set of energy infrastructure assets generated $583.8 million of cash flows from continuing operations for the nine months ended September 30, 2008. Additionally, Kinder Morgan Energy Partners expansion projects in aggregate are expected to generate positive returns on our investment, based on long-term contracted customer commitments and our current estimated expansion project costs.

•	Credit facility availability
As of September 30, 2008, Knight Inc. had available credit capacity of $668.0 million and Kinder Morgan Energy Partners had available credit capacity of $810.3 million under existing credit facilities, both of which are net of Lehman Brothers’ commitments (see Customer and Capital Market Liquidity). Kinder Morgan Energy Partners’ joint venture projects, Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC, have undrawn capacity of $1.1 billion and $741.7 million, respectively, under their separate credit facilities, net of Lehman Brothers’ commitments (see Customer and Capital Market Liquidity).

•	Long-term debt and equity markets
During the last 15 months, Kinder Morgan Energy Partners, for itself and for its equity investment, Rockies Express Pipeline LLC, collectively has raised $3.4 billion of long-term debt and $843.2 million of equity through the sale of

Knight Inc. Form 10-Q

Kinder Morgan Energy Partners units. Including the quarterly share distributions by Kinder Morgan Management, which essentially constitute an automatic distribution re-investment program, a total of approximately $1.2 billion in equity was raised during this timeframe.

•	Kinder Morgan Energy Partners equity infusion
Additionally, in October 2008, our board of directors indicated its willingness to purchase up to $750 million of Kinder Morgan Energy Partners equity over the next 18 months, if necessary, to support its capital raising efforts.

•	Credit Ratings
On October 13, 2008, S&P revised its outlook on Kinder Morgan Energy Partners’ long-term credit rating to negative from stable (but affirmed Kinder Morgan Energy Partners’ long-term credit rating at BBB), due to Kinder Morgan Energy Partners’ previously announced expected delay and cost increases associated with the completion of the Rockies Express Pipeline project. At the same time, S&P lowered Kinder Morgan Energy Partners, Rockies Express LLC, and Cortez Capital Corporation’s short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation are unable to access commercial paper borrowings. However, Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation expect that short-term financing and liquidity needs will continue to be met through borrowings made under their respective bank credit facilities. Knight Inc.’s S&P credit rating has not changed in the nine months ended September 30, 2008 and remains BB on its secured senior debt.

Customer and Capital Market Liquidity

Some of Kinder Morgan Energy Partners’ customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. These financial problems may arise from the current credit markets crisis, changes in commodity prices or otherwise. Kinder Morgan Energy Partners is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance their credit position relating to amounts owed from these customers. Kinder Morgan Energy Partners cannot provide assurance that one or more of their financially distressed customers will not default on their obligations to them or that such a default or defaults will not have a material adverse effect on Kinder Morgan Energy Partners’ business, financial position, future results of operations, or future cash flows; however, Kinder Morgan Energy Partners believes it has provided adequate allowance for such customers.

On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. No Lehman Brothers affiliate is an administrative agent for us or any of our subsidiaries; however, one of the Lehman entities is a lending bank providing less than 5% of the commitments in Kinder Morgan Energy Partners’ $1.85 billion five-year credit facility. It also provides less than 5% of  the commitments in Rockies Express Pipeline LLC’s $2.0 billion credit facility (Kinder Morgan Energy Partners is a 51% owner in Rockies Express Pipeline LLC) and less than 10% of the commitments in Midcontinent Express Pipeline LLC’s $1.4 billion credit facility (Kinder Morgan Energy Partners is a 50% owner in Midcontinent Express Pipeline LLC). Since Lehman Brothers declared bankruptcy, its affiliate, which is a party to the Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC credit facilities, has not met its obligations to lend under those agreements. Thus, Kinder Morgan Energy Partners’ available capacity on each of the three facilities (Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC) will be reduced by the Lehman commitment. The commitments of the other banks remain unchanged and the facilities are not defaulted.

Also, on October 12, 2008, the U.S. Federal Reserve approved the application of Wells Fargo & Company to acquire Wachovia Corporation and its subsidiary banks. Wells Fargo will acquire all of Wachovia Corporation and all its businesses and obligations, including its preferred equity and indebtedness, and all its banking deposits. Wachovia Bank, National Association is the administrative agent of Kinder Morgan Energy Partners’ five-year unsecured credit facility. In addition, Wachovia is a 6% lending bank participant in Knight Inc.’s $1.0 billion six-year senior secured credit facility. We do not expect that this merger will adversely impact our or Kinder Morgan Energy Partners’ access to capital.

Invested Capital

The following table illustrates the sources of our invested capital. Our net debt to total capital increased in the first nine months of 2008, principally the result of a $4.03 billion goodwill impairment charge associated with the Going Private transaction (see Note 3 of the accompanying Notes to Consolidated Financial Statements) as well as $1.6 billion in additional borrowings by Kinder Morgan Energy Partners during the first nine months of 2008. This increase was partially offset by debt reductions made possible by $5.9 billion in total proceeds related to the sale of an 80% ownership interest in NGPL

Knight Inc. Form 10-Q

PipeCo LLC, which proceeds were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.6 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities. See Note 13 of the accompanying Notes to Consolidated Financial Statements. Changes in our long-term and short-term debt are discussed under “Net Cash Flows from Financing Activities” following and in Note 13 of the accompanying Notes to Consolidated Financial Statements.

	Successor Company		Predecessor Company
	September 30, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in millions)		(Dollars in millions)
Long-term Debt
Outstanding Notes and Debentures	$10,800.6	$14,714.6	$10,623.9	$6,286.8
Deferrable Interest Debentures Issued to Subsidiary Trusts	35.7	283.1	283.6	283.6
Preferred Interest in General Partner of KMP	100.0	100.0	-	-
Capital Securities	-	-	106.9	107.2
Value of Interest Rate Swaps	233.8	199.7	46.4	51.8
	11,170.1	15,297.4	11,060.8	6,729.4
Minority Interests	3,474.3	3,314.0	3,095.5	1,247.3
Common Equity, Excluding Accumulated Other Comprehensive Loss	4,412.7	8,069.2	3,657.5	4,051.4
	19,057.1	26,680.6	17,813.8	12,028.1
Value of Interest Rate Swaps	(233.8)	(199.7)	(46.4)	(51.8)
Capitalization	18,823.3	26,480.9	17,767.4	11,976.3
Short-term Debt, Less Cash and Cash Equivalents[1]	433.1	819.3	2,046.7	841.4
Invested Capital	$19,256.4	$27,300.2	$19,814.1	$12,817.7

Capitalization
Outstanding Notes and Debentures	57.4%	55.5%	59.8%	52.5%
Minority Interests	18.5%	12.5%	17.4%	10.4%
Common Equity	23.4%	30.5%	20.6%	33.8%
Deferrable Interest Debentures Issued to Subsidiary Trusts	0.2%	1.1%	1.6%	2.4%
Preferred Interest in General Partner of KMP	0.5%	0.4%	-%	-%
Capital Securities	-%	-%	0.6%	0.9%

Invested Capital
Net Debt[2,3]	58.3%	56.9%	63.9%	55.6%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Preferred Interest in General Partner of KMP, Capital Securities and Minority Interests	41.7%	43.1%	36.1%	44.4%
____________
[1]	Cash and cash equivalents were $126.6 million, $148.6 million, $129.8 million and $116.6 million at September 30, 2008 and December 31, 2007, 2006 and 2005, respectively.
[2]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.
[3]
Our ratio of net debt to invested capital, not including the effects of consolidating Kinder Morgan Energy Partners, was 40.3%, 45.6% and 56.2% at September 30, 2008 and December 31, 2007 and 2006, respectively.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facility, Kinder Morgan Energy Partners’ revolving bank facility and cash provided by operations. The following represents the revolving credit facilities that were available to Knight Inc. and its respective subsidiaries, short-term debt outstanding under the credit facilities or an associated commercial paper program, and available borrowing capacity under the facilities after deducting outstanding letters of credit.

Knight Inc. Form 10-Q

	At September 30, 2008		At October 31, 2008
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions)
Credit Facilities
Knight Inc.
$1.0 billion, six-year secured revolver, due May 2013	$270.0	$668.0	$277.9	$660.1

Kinder Morgan Energy Partners
$1.85 billion, five-year unsecured revolver, due August 2010	$295.0	$810.3	$279.7	$978.8

These facilities can be used for the respective entity’s general corporate or partnership purposes. Kinder Morgan Energy Partners’ facility is also used as backup for its commercial paper program, and is shown net of Lehman Brothers’ commitments.

Our current maturities of long-term debt of $289.7 million at September 30, 2008 represent (i) $5.0 million of our 6.50% Series Debentures due September 1, 2009, (ii) $18.5 million in principal amount of tax-exempt bonds due April 1, 2024 (Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds and the bonds are due on demand pursuant to call provisions), (iii) Kinder Morgan Energy Partners’ $250.0 million in principal amount of 6.30% senior notes due February 1, 2009, (iv) $9.7 million of a 5.40% long-term note of Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company and (v) $6.5 million of Kinder Morgan Texas Pipeline, L.P.’s 5.23% series notes. Apart from our notes payable, current maturities of long-term debt, and the fair value of derivative instruments, our current liabilities, net of our current assets, represent an additional short-term obligation of $329.5 million at September 30, 2008. Given our expected cash flows from operations, our unused debt capacity as discussed above, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

In October 2008, Standard & Poor’s Rating Services lowered Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation’s short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation are unable to access commercial paper borrowings. However, Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation expect that short-term financing and liquidity needs will continue to be met through borrowings made under their respective bank credit facilities.

Significant Financing Transactions

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

The combined effect of the public offerings of common units had the associated effects of increasing our (i) minority interests associated with Kinder Morgan Energy Partners by $368.9 million and (ii) associated accumulated deferred income taxes by $5.6 million and reducing our (i) goodwill by $25.8 million and (ii) paid-in capital by $16.0 million.

On September 19, 2008, Kinder Morgan Energy Partners filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933. This registration statement, commonly referred to as a shelf registration statement, will allow Kinder Morgan Energy Partners to sell up to $5 billion of additional common units or debt securities. The shelf registration statement is intended to provide Kinder Morgan Energy Partners with flexibility to raise funds from the offering of its securities in one or more offerings, in amounts, and at prices to be set forth in subsequent filings made with the SEC at the time of each separate offering. Kinder Morgan Energy Partners’ offerings would be subject to market conditions and its capital needs, and unless Kinder Morgan Energy Partners specifies otherwise in a prospectus supplement, Kinder Morgan Energy Partners intends to use the net proceeds from the sale of offered securities for general

Knight Inc. Form 10-Q

partnership purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other partnership obligations, financing of capital expenditures and acquisitions, investment in existing and future projects, and repurchases and redemptions of securities. Pending any specific application, Kinder Morgan Energy Partners may initially invest funds in short-term marketable securities or apply them to the reduction of other indebtedness. As of the filing of this report, the Form S-3 had not yet been declared effective by the SEC.

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

In March 2008, we paid $1.6 billion in cash to repurchase $1.67 billion par value of debt securities. See Note 13 of the accompanying Notes to Consolidated Financial Statements for additional information regarding this debt security purchase.

On February 15, 2008, the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, and amounts outstanding at that time under our $1.0 billion revolving credit facility, on a combined basis totaling approximately $4.6 billion, were paid off with proceeds from the closing of the sale of an 80% ownership interest in NGPL PipeCo LLC.

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

Contingent Debt

In October 2008, pursuant to the standby purchase agreement provisions contained in the bond indenture—which require the sellers of those guarantees to buy the debt back—certain investors elected to put (sell) back their bonds at par plus accrued interest. A total principal and interest amount of $11.8 million was tendered and drawn against Kinder Morgan Energy Partners’ letter of credit and accordingly, Kinder Morgan Energy Partners paid this amount pursuant to the letter of credit reimbursement provisions. This payment reduced the face amount of Kinder Morgan Energy Partners’ letter of credit from $22.5 million to $10.7 million. The remarketing agent is attempting to re-sell the bonds that were put back. If any of these bonds are re-sold, we will receive the proceeds and Kinder Morgan Energy Partners’ letter of credit obligation will increase by the same amount.

As of September 30, 2008, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC’s and Midcontinent Express Pipeline LLC’s debt was $741.6 million and $262.5 million, respectively. In addition, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC’s and Midcontinent Express Pipeline LLC’s outstanding letters of credit as of September 30, 2008 was $16.0 million and $16.7 million, respectively. See Note 13 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan Energy Partners has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority. The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. Kinder Morgan Energy Partners’ subsidiary, Nassau Terminals LLC is the operator of the marine port facilities. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of September 30, 2008, this letter of credit had a face amount of $22.5 million.

Capital Expenditures

Our sustaining capital expenditures for the nine months ended September 30, 2008 were $119.7 million, and we expect to spend another $85.3 million during the final quarter of 2008, including $11.3 million for hurricane and fire repair and replacement costs. Our sustaining capital expenditures are funded with cash flows from operations.

Our expansion capital expenditures for the nine months ended September 30, 2008 were $1,803.1 million primarily with Kinder Morgan Energy Partners. Kinder Morgan Energy Partners expects to spend another $545 million during the final quarter of 2008. In addition, Kinder Morgan Energy Partners expects to spend approximately $1.4 billion for its share of the

Knight Inc. Form 10-Q

2008 expansion capital expenditures for both the Rockies Express and Midcontinent Express natural gas pipeline projects in the final quarter of 2008. Kinder Morgan Energy Partners’ share of the capital expenditures for these projects is being funded by borrowings under Rockies Express Pipeline LLC’s and Midcontinent Express Pipeline LLC’s own revolving credit facilities or by those entities issuing short-term commercial paper or long-term notes and a $306 million equity infusion by Kinder Morgan Energy Partners. Kinder Morgan Energy Partners has funded its expansion capital expenditures and its $306 million equity infusion noted above through borrowings under its $1.85 billion revolving credit facility and by issuing short-term commercial paper. To the extent these sources are not sufficient, Kinder Morgan Energy Partners could fund additional amounts through the issuance of long-term notes or its common units for cash. During 2008, Kinder Morgan Energy Partners has used sales of long-term notes and common units to refinance portions of its short-term borrowings.

Interest in Kinder Morgan Energy Partners

At September 30, 2008, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 32.6 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 16.4 million common units, 5.3 million Class B units and 10.9 million i-units, represent approximately 12.5% of the total outstanding limited partner interests of Kinder Morgan Energy Partners. In addition, we indirectly own all the common equity of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 14.2% of Kinder Morgan Energy Partners’ total equity interests at September 30, 2008. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximately 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner of Kinder Morgan Energy Partners. The approximately 50% economic interest was used in applying a new accounting basis to this less than wholly owned subsidiary. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

In conjunction with Kinder Morgan Energy Partners’ acquisition of certain natural gas pipelines from us at December 31, 1999, December 31, 2000 and November 1, 2004, we agreed to indemnify Kinder Morgan Energy Partners with respect to approximately $733.5 million of its debt. We would be obligated to perform under this indemnity only if Kinder Morgan Energy Partners’ assets were unable to satisfy its obligations.

Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2007 and in its Form 10-Q for the quarterly period ended September 30, 2008.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Net Cash Provided by (Used in):
Operating Activities	$583.1	$509.6	$603.0
Investing Activities	3,968.0	(12,142.7)	723.7
Financing Activities	(4,569.6)	9,872.5	440.9

Effect of Exchange Rate Changes on Cash	(3.5)	(2.4)	7.6

Cash Balance Included in Assets Held for Sale	-	-	(2.7)
Net (Decrease) Increase in Cash and Cash Equivalents	$(22.0)	$(1,763.0)	$1,772.5

Nine months ended September 30, 2008

Net cash flows from operating activities during the period were positively affected by (i) net income of $1,311.0 million, net of non-cash items including, among other things, a $4.0 billion goodwill impairment charge in the second quarter of 2008 and (ii) distributions received from equity investments of $185.0 million, comprised mainly of (a) $54.6 million of initial

Knight Inc. Form 10-Q

distributions received from West2East Pipeline LLC, (b) $43.0 million from our investment in the Express Pipeline System and (c) $26.7 million from NGPL PipeCo LLC.

Partially offsetting these cash inflows were (i) an $851.7 million use of cash for working capital items, primarily resulting from income tax payments made during the period related to our ongoing operations and the sale of an 80% ownership interest in NGPL PipeCo LLC, (ii) $23.3 million of FERC-mandated reparation payments to certain Kinder Morgan Energy Partners’ Pacific operations’ pipelines, net of $12.6 million incremental legal reserves for settlements reached with certain shippers on Kinder Morgan Energy Partner’s Pacific operations’ East Line pipeline and (iii) a $28.0 million increase of gas in underground storage. Significant period-to period variations in cash used or generated from gas in storage transactions are generally due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net cash flows from investing activities during the period were positively affected by (i) net proceeds of $2,899.3 million from the sale of an 80% ownership interest in NGPL PipeCo LLC, (ii) $3,106.4 million of proceeds from NGPL PipeCo LLC restricted cash, (iii) return of capital from equity investments of $92.5 million consisting primarily of $89.1 million and $3.4 million from Midcontinent Express Pipeline LLC and NGPL PipeCo LLC, respectively, (iv) net proceeds received of $113.3 million for the sale of other assets and (v) a $40.3 million decrease in margin deposits.

These positive impacts were partially offset by (i) capital expenditures of $1,922.8 million, primarily from Kinder Morgan Energy Partners’ natural gas pipeline projects, including the construction of Kinder Morgan Louisiana Pipeline, the expansion of the Trans Mountain crude oil and refined petroleum products pipeline system, and additional infrastructure to Kinder Morgan Energy Partners’ carbon dioxide producing and delivery operations, (ii) incremental contributions to equity investments of $342.1 million, consisting primarily of (a) a $306.0 million contribution to West2East Pipeline LLC made in February 2008 and (b) contributions of $27.5 million for our share of Midcontinent Express Pipeline constructions costs and (iii) other acquisitions of $16.4 million.

Net cash flows used in financing activities during the period were affected by (i) a use of cash of $5,809.1 million for the retirement of long-term debt, primarily for (a) $1.6 billion for a cash tender offer to purchase a portion of our outstanding long-term debt, (b) a $997.5 million use of cash for the retirement of our Tranche A term loan facilities and (c) a $3,191.8 million use of cash for the retirement of our Tranche B term loan facilities, (ii) a net $323.1 million decrease in short-term borrowings relating to Kinder Morgan Energy Partners’ credit facility and (iii) minority interest distributions of $463.3 million, primarily resulting from Kinder Morgan Energy Partners’ distributions to common unit holders.

The impact of these factors were partially offset by (i) net proceeds of $1,585.8 million from Kinder Morgan Energy Partnership debt issuances, (ii) minority interest contributions of $385.0 million, primarily from Kinder Morgan Energy Partners’ issuance of common units from its first quarter 2008 public offerings, (iii) an increase in cash book overdrafts of $43.5 million and (iv) a $2.7 million increase in short-term advances from unconsolidated affiliates.

Four months ended September 30, 2007

Net cash flows from operating activities during the period were positively impacted by (i) net income of $504.4 million, net of non-cash items, (ii) $45.1 million of distributions received from equity investments and (iii) a $34.5 million decrease of gas in underground storage.

Partially offsetting these factors were (i) a $13.6 million use of cash for working capital items, (ii) a $2.5 million use of cash attributable to discontinued operations during the period and (iii) a $2.2 million payment for the termination of interest rate swap agreements.

Net cash flows used in investing activities during the period were affected by (i) $11,534.3 million of cash used to purchase Kinder Morgan, Inc. stock in the Going Private transaction, (ii) $656.1 million in capital expenditures, (iii) $119.7 million of other acquisitions, (iv) incremental margin deposits of $22.9 million and (v) contributions of $17.5 million to equity investments.

These negative impacts were partially offset by (i) $190.9 million of cash provided by discontinued investing activities, primarily from the sale of Corridor, (ii) $10.6 million of net proceeds from the sale of other assets and (iii) $6.3 million of proceeds received from the sale of underground natural gas storage volumes during the period.

Net cash flows provided by financing activities during the period were principally due to (i) $5,112.0 million of equity contributions from investors in the Going Private transaction, (ii) $4,696.2 million of proceeds, net of issuance costs, received from the issuance of senior secured credit facilities to partially finance the Going Private transaction, (iii) $1,041.7 million of net proceeds from Kinder Morgan Energy Partners’ public debt offerings, (iv) $98.6 million of net proceeds from Kinder

Knight Inc. Form 10-Q

Morgan G.P., Inc.’s Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock and (v) net incremental short-term debt of $62.7 million.

The impact of these factors was partially offset by (i) a $455 million use of cash for the retirement of our senior secured Tranche C term loan facility, (ii) a $250 million use of cash for a required payment on senior notes of Kinder Morgan Energy Partners, (iii) a $110.75 million use of cash for (a) quarterly payments of $2.5 million on our Tranche A and $8.25 million on our Tranche B term loan facilities and (b) a $100 million voluntary payment on our Tranche B term loan facility, (iv) $181.1 million of cash paid to share-based award holders due to the Going Private transaction and (v) minority interest distributions of $127.6 million, primarily resulting from Kinder Morgan Energy Partners’ distributions to common unit holders.

Five months ended May 31, 2007

Net cash flows from operating activities during the period were positively affected by (i) net income of $625.8 million, net of non-cash items, (ii) $109.8 of cash provided by discontinued operations, (iii) net proceeds of $51.9 million from the termination of interest rate swaps and (iv) $48.2 million of distributions from equity investments.

These positive factors were partially offset by (i) a use of cash of $202.9 million for working capital items and (ii) an $84.2 million increase in gas in underground storage.

Net cash flows from investing activities during the period were positively impacted by (i) $1,488.2 million of cash from discontinued investing activities, primarily from the sales of our discontinued Terasen and U.S.-based retail operations, (ii) $8.4 million of proceeds received from the sale of underground natural gas storage volumes during the period and (iii) $8.0 million of cash received for property casualty indemnifications.

Partially offsetting these factors were (i) $652.8 million of capital expenditures, (ii) a $54.8 million use of cash for margin deposits, (iii) incremental acquisitions of $42.1 million and (iv) $29.7 million of contributions to equity investments.

Net cash flows from financing activities during the period were positively impacted by (i) $992.8 million of net proceeds from Kinder Morgan Energy Partners’ 2007 public debt offerings, (ii) $297.9 million of proceeds from the issuance of Kinder Morgan Management shares, (iii) $140.1 million of cash provided from discontinued financing activities, (iii) $56.7 million of cash received for excess tax benefits from share-based payment arrangements and (iv) $9.9 million of proceeds received from the issuance of our predecessor’s common stock.

The impact of these positive factors was partially offset by (i) a $304.2 million use of cash for the early retirement of a portion of our senior notes, (ii) $248.9 million of minority interest distributions, primarily resulting from Kinder Morgan Energy Partners’ distributions to common unit holders, (iii) a net decrease of $247.5 million in short-term debt, (iii) $234.9 million paid for dividends on our predecessor’s common stock and (iv) a decrease of $14.9 million in cash book overdrafts.

Distributions to Kinder Morgan Energy Partners’ Common Unit Holders

Kinder Morgan Energy Partners’ partnership agreement requires that it distribute 100% of its available cash to its partners within 45 days following the end of each quarter. Available cash is initially distributed 98% to Kinder Morgan Energy Partners’ limited partners with 2% retained by Kinder Morgan G.P., Inc. as Kinder Morgan Energy Partners’ general partner. These distribution percentages are modified to provide for incentive distributions to Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners in the event that quarterly distributions to unitholders exceed certain specified thresholds. Our 2007 Form 10-K contains additional information concerning Kinder Morgan Energy Partners’ partnership distributions.

On October 14, 2008, Kinder Morgan Energy Partners declared a cash distribution of $1.02 per common unit for the third quarter of 2008, which will be paid on November 14, 2008 to unitholders of record as of October 31, 2008. On August 14, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.99 per common unit for the quarterly period ended June 30, 2008, of which $161.1 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners common units.

Litigation and Environmental

As of September 30, 2008 and December 31, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $78.4 million and $102.6 million, respectively. In addition, as of September 30, 2008 and December 31, 2007, we have recorded a receivable of $24.7 million and $38.0 million, respectively, for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we

Knight Inc. Form 10-Q

have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of September 30, 2008 and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $232.5 million and $249.4 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP L.P.’s pipeline transportation rates, and the contingent amount is based on both the probability of realization and our ability to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Please refer to Note 18 of the accompanying Notes to Consolidated Financial Statements for additional information regarding pending litigation and environmental matters.

Recent Accounting Pronouncements

Refer to Note 19 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

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

•	our ability to acquire new businesses and assets and integrate those operations into existing operations, as well as the ability to expand our facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

Knight Inc. Form 10-Q

•	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

•	crude oil and natural gas production from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oil sands;

•	changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

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

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	our ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

•	capital and credit markets conditions, inflation and interest rates;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	our ability to achieve cost savings and revenue growth;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

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

Knight Inc. Form 10-Q

See Item 1A “Risk Factors” of our 2007 Form 10-K, and Part II, Item 1A “Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in both our 2007 Form 10-K and this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2007 Form 10-K. However, the capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months, and in recent weeks, the volatility and disruption have reached unprecedented levels. See Part II, Item 1A “Risk Factors” of this report for a more detailed description of this and other factors that may affect our overall business growth. For more information on our risk management activities, see Note 15 of the accompanying Notes to Consolidated Financial Statements.

Item 4.  Controls and Procedures.

As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Knight Inc. Form 10-Q

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 18 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.   Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2007 Form 10-K.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States. Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us. In addition, decreases in the prices of crude oil and natural gas liquids will have a negative impact on the results of our CO2 business segment. If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. In addition, as a result of the current credit market conditions and the recent downgrade of Kinder Morgan Energy Partners’ short-term credit ratings by Standard & Poor’s Rating Services, it is currently unable to access commercial paper borrowings and instead is meeting its short-term financing and liquidity needs through borrowings under its bank credit facility. The negative impact on the tightening of the credit markets may have a material adverse effect on Kinder Morgan Energy Partners resulting from, but not limited to, an inability to expand facilities or finance the acquisition of assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for operations to pay distributions and to make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Knight Inc. Form 10-Q

There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced. Although we are not one of the institutions that will sell securities to the U.S. Treasury pursuant to the EESA, the ultimate effects of the EESA on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading prices of Kinder Morgan Energy Partners’ common units and Kinder Morgan Management’s common stock.

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

We own and/or operate numerous properties that have been used for many years in connection with our business activities. While we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control. These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the United States such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under the regulatory schemes of the various Canadian

Knight Inc. Form 10-Q

provinces, such as British Columbia’s Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors. Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

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

Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases including methane or carbon dioxide in areas in which we conduct business could result in changes to the consumption and demand for natural gas and could have adverse effects on our business, financial position, results of operations and prospects.

Such changes could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged by some of our pipelines, such recovery of costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation.

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS has issued rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these standards. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical-terrorism vulnerability information. We have not yet determined the extent of the costs to bring our facilities into compliance, but it is possible that such costs could be substantial.

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of September 30, 2008, we had outstanding $11.5 billion of consolidated debt (excluding the value of interest rate swaps). Of this amount, $8.3 billion was debt of Kinder Morgan Energy Partners and its subsidiaries, and the remaining $3.2 billion was debt of Knight Inc. and its subsidiaries, other than Kinder Morgan Energy Partners and its subsidiaries. Knight Inc.’s

Knight Inc. Form 10-Q

debt is currently secured by most of the assets of Knight Inc. and its subsidiaries, but the security interest does not apply to the assets of Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, Kinder Morgan Management and their respective subsidiaries. This level of debt could have important consequences, such as:

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

Our variable rate debt makes us vulnerable to increases in interest rates.

As of September 30, 2008, we had outstanding $11.5 billion of consolidated debt (excluding fair value of interest rate swaps). Of this amount, approximately 36.1% was subject to floating interest rates, either as short-term or long-term debt of floating rate credit facilities or as long-term fixed-rate debt converted to floating rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service our debt would increase.

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

10.1
First Amendment to Retention and Relocation Agreement dated as of July 16, 2008, between Knight Inc. and Scott E. Parker (filed as Exhibit 10.1 to Knight Inc. Form 8-K, filed July 25, 2008 and incorporated herein by reference).

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

KNIGHT INC. (Registrant)
November 12, 2008	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)