Form 10-Q
period 2009-03-31
KNIGHT INC.
filed 2009-05-13
CIK 54502

Table of Contents
 Knight Inc. Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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
Yes ☐  No ☑

Number of outstanding shares of Common stock, $0.01 par value, as of April 30, 2009 was 100 shares.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

Knight Inc. Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$110.5	$118.6
Restricted Deposits	3.3	-
Accounts, Notes and Interest Receivable, Net	684.3	992.5
Inventories	66.5	44.2
Gas Imbalances	6.6	14.1
Fair Value of Derivative Instruments	118.5	115.2
Other	27.5	32.6
	1,017.2	1,317.2

Property, Plant and Equipment, Net	16,168.4	16,109.8
Notes Receivable—Related Parties	174.9	178.1
Investments	1,987.6	1,827.4
Goodwill	4,691.8	4,698.7
Other Intangibles, Net	246.8	251.5
Fair Value of Derivative Instruments, Non-current	577.7	828.0
Deferred Charges and Other Assets	213.7	234.2
Total Assets	$25,078.1	$25,444.9

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	March 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current Portion of Debt	$530.6	$302.5
Cash Book Overdrafts	41.8	45.2
Accounts Payable	524.5	849.8
Accrued Interest	115.3	241.9
Accrued Taxes	101.1	152.1
Gas Imbalances	12.2	12.4
Fair Value of Derivative Instruments	139.4	129.5
Other	207.4	281.3
	1,672.3	2,014.7

Long-term Debt
Outstanding Notes and Debentures	11,003.9	11,020.1
Deferrable Interest Debentures Issued to Subsidiary Trusts	35.7	35.7
Preferred Interest in General Partner of Kinder Morgan Energy Partners	100.0	100.0
Value of Interest Rate Swaps	833.3	971.0
	11,972.9	12,126.8

Deferred Income Taxes, Non-current	2,064.9	2,081.3
Fair Value of Derivative Instruments, Non-current	98.0	92.2
Other Long-term Liabilities and Deferred Credits	631.3	653.0
	14,767.1	14,953.3

Commitments and Contingencies (Notes 12 and 17)

Stockholders’ Equity
Common Stock – Authorized and Outstanding – 100 Shares, Par Value $0.01 Per Share	-	-
Additional Paid-in Capital	7,818.4	7,810.0
Retained Deficit	(3,287.0)	(3,352.3)
Accumulated Other Comprehensive Loss	(80.1)	(53.4)
Total Knight Inc. Stockholders’ Equity	4,451.3	4,404.3
Noncontrolling Interests	4,187.4	4,072.6
Total Stockholders’ Equity	8,638.7	8,476.9
Total Liabilities and Stockholders’ Equity	$25,078.1	$25,444.9

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Natural Gas Sales	$888.7	$1,721.8
Services	661.4	807.9
Product Sales and Other	278.8	365.3
Total Operating Revenues	1,828.9	2,895.0

Operating Costs and Expenses
Gas Purchases and Other Costs of Sales	865.6	1,760.6
Operations and Maintenance	256.4	301.8
General and Administrative	92.9	86.3
Depreciation, Depletion and Amortization	264.8	218.1
Taxes, Other Than Income Taxes	39.0	52.5
Other Expenses (Income)	0.3	(0.5)
Total Operating Costs and Expenses	1,519.0	2,418.8

Operating Income	309.9	476.2

Other Income and (Expenses)
Earnings of Equity Investees	47.2	43.7
Interest Expense, Net	(141.5)	(210.7)
Interest Income (Expense) – Deferrable Interest Debentures	(0.5)	6.7
Other, Net	10.6	3.2
Total Other Income and (Expenses)	(84.2)	(157.1)

Income from Continuing Operations Before Income Taxes	225.7	319.1
Income Taxes	80.6	87.1
Income from Continuing Operations	145.1	232.0
Loss from Discontinued Operations, Net of Tax	(0.2)	(0.1)
Net Income	144.9	231.9
Net Income Attributable to Noncontrolling Interests	(29.6)	(126.2)

Net Income Attributable to Knight Inc.’s Stockholder	$115.3	$105.7

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net Income	$144.9	$231.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities
Loss from Discontinued Operations, Net of Tax	0.2	0.1
Loss on Early Extinguishment of Debt	-	18.4
Depreciation, Depletion and Amortization	264.8	218.1
Deferred Income Taxes	17.0	15.9
Income from the Allowance for Equity Funds Used During Construction	(9.3)	-
Equity in Earnings of Equity Investees	(47.2)	(43.7)
Distributions from Equity Investees	60.0	24.1
Net Losses (Gains) on Sales of Assets	0.4	(0.5)
Mark-to-Market Interest Rate Swap Gain	-	(19.8)
Changes in Working Capital Items	(326.1)	(307.2)
Proceeds from (Payment for) Termination of Interest Rate Swaps	144.4	(2.5)
Kinder Morgan Energy Partners’ Rate Reparations, Refunds and Reserve Adjustments	-	(23.3)
Other, Net	(35.5)	(10.9)
Net Cash Flows Provided by Continuing Operations	213.6	100.6
Net Cash Flows Used in Discontinued Operations	(0.3)	(0.1)
Net Cash Flows Provided by Operating Activities	213.3	100.5

Cash Flows from Investing Activities
Capital Expenditures	(417.6)	(638.3)
Proceeds from Sale of 80% Interest in NGPL PipeCo LLC, Net of $1.1 Cash Sold	-	2,899.3
Proceeds from NGPL PipeCo LLC Restricted Cash	-	3,106.4
Other Acquisitions	(0.5)	(0.3)
Repayments from Customers	98.1	-
Net Investments in Margin Deposits	(5.8)	(98.8)
Distributions from Equity Investees	-	89.1
Contributions to Investments	(174.2)	(336.5)
Change in Natural Gas Storage and NGL Line Fill Inventory	-	(2.7)
Net (Cost of Removal) Proceeds from Sales of Other Assets	(0.8)	62.0
Net Cash Flows (Used in) Provided by Investing Activities	$(500.8)	$5,080.2

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(In millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Financing Activities
Short-term Debt, Net	$471.6	$(521.4)
Long-term Debt Issued	-	900.0
Long-term Debt Retired	(251.6)	(5,859.9)
Discount on Early Extinguishment of Debt	-	69.2
(Decrease) Increase in Cash Book Overdrafts	(3.3)	35.0
Short-term Advances from (to) Unconsolidated Affiliates	1.2	(14.7)
Cash Dividends	(50.0)	-
Contributions from Noncontrolling Interests	287.9	384.5
Distributions to Noncontrolling Interests	(175.8)	(143.5)
Debt Issuance Costs	(1.5)	(6.6)
Other, Net	1.8	1.8
Net Cash Flows Provided by (Used in) Financing Activities	280.3	(5,155.6)

Effect of Exchange Rate Changes on Cash	(0.9)	(0.7)

Net (Decrease) Increase in Cash and Cash Equivalents	(8.1)	24.4
Cash and Cash Equivalents at Beginning of Period	118.6	148.6
Cash and Cash Equivalents at End of Period	$110.5	$173.0

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

We are a large energy transportation and storage company, operating or owning an interest in approximately 36,000 miles of pipelines and approximately 170 terminals. We have both regulated and nonregulated operations. We also own all the common equity of the general partner of, and a significant limited partner interest in, Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. We are a wholly owned subsidiary of Knight Holdco LLC, a private company. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (formerly Kinder Morgan, Inc.) and its consolidated subsidiaries both before and after the Going Private transaction discussed below. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” and “KMP” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

Kinder Morgan Management, LLC, referred to in this report as “Kinder Morgan Management” or “KMR,” is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners, owns all of Kinder Morgan Management’s voting shares. Kinder Morgan Management, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

As further disclosed in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Knight Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. This transaction is referred to in this report as “the Going Private transaction.” Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

2.   Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Under such SEC rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our management believes, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2008 Form 10-K.

Our consolidated financial statements include the accounts of Knight Inc. and our majority-owned subsidiaries, as well as those of Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC, which we have the ability to exercise significant influence over their operating and financial policies. Investments in jointly owned operations in which we hold a 50% or less interest (other than Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC) are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation. Canadian dollars are designated as C$. Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability.

On August 28, 2008, we sold our one-third interest in the net assets of the Express pipeline system (“Express”), as well as our full ownership of the net assets of the Jet Fuel pipeline system (“Jet Fuel”), to Kinder Morgan Energy Partners. We accounted for this transaction as a transfer of net assets between entities under common control. Therefore, following our sale of Express and Jet Fuel to Kinder Morgan Energy Partners, Kinder Morgan Energy Partners recognized the assets and liabilities acquired at our carrying amounts (historical cost) at the date of transfer. The results of Express and Jet Fuel are now reported in the segment referred to as Kinder Morgan Canada–KMP. For more information on our reportable business segments, see Note 13.

Knight Inc. Form 10-Q

Noncontrolling Interests in Consolidated Subsidiaries

In January 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries (previously referred to as minority interests) and is applied prospectively with the exception of the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Noncontrolling ownership interests in consolidated subsidiaries are now presented in the accompanying Consolidated Balance Sheets within equity as a component separate from stockholders’ equity. Net Income in the accompanying Consolidated Statements of Operations now includes earnings attributable to both Knight Inc.’s stockholder, and the noncontrolling interests. See Note 5 for further information regarding changes in stockholders’ equity.

3.   Goodwill

Changes in the carrying amount of our goodwill for the three months ended March 31, 2009 are summarized as follows:

	December 31, 2008	Acquisitions and Purchase Price Adjustments[1]	Impairment of Assets	Other[2]	March 31, 2009
	(In millions)
Products Pipelines–KMP	$850.0	$-	$-	$-	$850.0
Natural Gas Pipelines–KMP	1,349.2	-	-	-	1,349.2
CO2–KMP	1,521.7	-	-	-	1,521.7
Terminals–KMP	774.2	0.1	-	-	774.3
Kinder Morgan Canada–KMP	203.6	-	-	(7.0)	196.6
Consolidated Total	$4,698.7	$0.1	$-	$(7.0)	$4,691.8
____________
[1]	Adjustments relate primarily to a reallocation between goodwill and property, plant, and equipment in our final purchase price allocation.
[2]	Adjustments relate to the translation of goodwill denominated in foreign currencies.

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

	March 31, 2009	December 31, 2008
	(In millions)
Customer Relationships, Contracts and Agreements
Gross Carrying Amount	$270.9	$270.9
Accumulated Amortization	(34.9)	(30.3)
Net Carrying Amount	236.0	240.6

Technology-based Assets, Lease Values and Other
Gross Carrying Amount	11.7	11.7
Accumulated Amortization	(0.9)	(0.8)
Net Carrying Amount	10.8	10.9

Total Other Intangibles, Net	$246.8	$251.5

Knight Inc. Form 10-Q

Amortization expense on our intangibles consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Customer Relationships, Contracts and Agreements	$4.6	$5.1
Technology-based Assets, Lease Value and Other	0.1	0.1
Total Amortization	$4.7	$5.2

As of March 31, 2009, the weighted-average amortization period for our intangible assets was approximately 16.4 years.

5.   Changes in Stockholders' Equity and Noncontrolling Interests

Changes in Stockholders' Equity
(In millions)

	Three Months Ended March 31,
	2009			2008
	Knight Inc.	Noncontrolling Interests	Total	Knight Inc.	Noncontrolling Interests	Total

Beginning Balance	$4,404.3	$4,072.6	$8,476.9	$7,821.5	$3,314.0	$11,135.5
Impact from Equity Transactions of Kinder Morgan Energy Partners	6.5	(10.1)	(3.6)	(16.0)	(15.4)	(31.4)
A-1 and B Unit Amortization	1.9	-	1.9	1.9	-	1.9
Distributions to Noncontrolling Interests	-	(176.3)	(176.3)	-	(144.4)	(144.4)
Contributions from Noncontrolling Interests	-	287.9	287.9	-	384.5	384.5
Cash Dividends	(50.0)	-	(50.0)	-	-	-
Other	-	2.7	2.7	-	(2.0)	(2.0)
Comprehensive Income (Loss)
Net Income	115.3	29.6	144.9	105.7	126.2	231.9
Other Comprehensive Income (Loss), Net of Tax
Change in Fair Value of Derivatives Utilized for Hedging Purposes	15.9	17.5	33.4	(219.8)	(189.6)	(409.4)
Reclassification of Change in Fair Value of Derivatives to Net Income	(20.5)	(8.4)	(28.9)	115.5	75.7	191.2
Change in Employee Benefit Plans	(0.9)	(1.4)	(2.3)	1.9	1.6	3.5
Change in Foreign Currency Translation Adjustment	(21.2)	(26.7)	(47.9)	(24.3)	(25.7)	(50.0)
Total Other Comprehensive Loss	(26.7)	(19.0)	(45.7)	(126.7)	(138.0)	(264.7)
Total Comprehensive Income (Loss)	88.6	10.6	99.2	(21.0)	(11.8)	(32.8)
Ending Balance	$4,451.3	$4,187.4	$8,638.7	$7,786.4	$3,524.9	$11,311.3

The caption “Noncontrolling Interests” in the accompanying interim Consolidated Balance Sheets consists of interests in the following subsidiaries:

	March 31, 2009	December 31, 2008
	(In millions)
Kinder Morgan Energy Partners	$2,313.2	$2,198.2
Kinder Morgan Management	1,828.3	1,826.5
Triton Power Company LLC	37.2	39.0
Other	8.7	8.9
	$4,187.4	$4,072.6

Knight Inc. Form 10-Q

6.   Related Party Transactions

Significant Investors

Two of Knight Holdco LLC’s investors are considered “related parties” to us as that term is defined in the authoritative accounting literature: (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”). We enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. At March 31, 2009 and December 31, 2008, the fair values of these derivative contracts are included in the accompanying interim Consolidated Balance Sheets within the captions indicated in the following table:

	March 31, 2009	December 31, 2008
	(In millions)
Derivative Assets (Liabilities)
Current Assets: Fair Value of Derivative Instruments	$46.5	$60.4
Assets: Fair Value of Derivative Instruments, Non-current	$27.2	$20.1
Current Liabilities: Fair Value of Derivative Instruments	$(9.8)	$(13.2)
Liabilities and Stockholders’ Equity: Fair Value of Derivative Instruments, Non-current	$(24.4)	$(24.1)

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The outstanding note receivable balance was $87.3 million and $88.5 million as of March 31, 2009 and December 31, 2008, respectively. Of these amounts, $2.5 million and $3.7 million, respectively, were included within “Current Assets: Accounts, Notes and Interest Receivable, Net” in our accompanying interim Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 and the remainder was included within “Notes Receivable – Related Parties” in our accompanying interim Consolidated Balance Sheets at each reporting date.

NGPL PipeCo LLC

On February 15, 2008, Knight Inc. entered into an Operations and Reimbursement Agreement (“Agreement”) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC. The Agreement provides for Knight Inc. to be reimbursed, at cost, for pre-approved operations and maintenance costs, plus a $43.2 million annual general and administration fixed fee charge (“Fixed Fee”), for services provided under the Agreement. This Fixed Fee escalates at 3% each year until 2011 and is billed monthly. For the three months ended March 31, 2009 and 2008, these Fixed Fees totaled $11.4 million and $5.6 million, respectively.

In addition, Kinder Morgan Energy Partners purchases transportation and storage services from NGPL PipeCo LLC. For the three months ended March 31, 2009 and 2008, these purchases totaled $1.9 million and $1.7 million, respectively.

Knight Inc. Form 10-Q

7.   Cash Flow Information

We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items (Net of Effects of Acquisitions and Sales)

	Three Months Ended March 31,
	2009	2008
	(In millions)
Accounts Receivable	$199.6	$(122.8)
Materials and Supplies Inventory	(4.3)	(2.1)
Other Current Assets	5.3	(38.9)
Accounts Payable	(246.2)	32.4
Accrued Interest	(126.5)	(138.8)
Accrued Taxes	(52.9)	43.4
Other Current Liabilities	(101.1)	(80.4)
	$(326.1)	$(307.2)

Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	(In millions)
Cash Paid During the Period for
Interest, Net of Amount Capitalized	$271.6	$341.6
Income Taxes Paid (Net of Refunds)[1]	$140.5	$1.1
__________
[1]	Income taxes paid include amounts paid related to prior periods.

During the three months ended March 31, 2009 and 2008, Kinder Morgan Energy Partners acquired no assets and $0.3 million of assets, respectively, by the assumption of liabilities.

During the three months ended March 31, 2008, we recognized non-cash activity of $45.8 million for unamortized fair value adjustments recorded in purchase accounting related to the Going Private transaction and $41.7 million for unamortized debt issuance costs associated with the early extinguishment of debt.

8.   Income Taxes

Income Taxes from continuing operations included in our Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Income Taxes	$80.6	$87.1
Effective Tax Rate	35.7%	27.3%

During the three months ended March 31, 2009, our effective tax rate was higher than the statutory federal income tax rate of 35% due to (i) state income taxes, (ii) additional taxes resulting from non-cash deferred tax liability adjustments at Kinder Morgan Energy Partners’ TransMountain pipeline, and (iii) taxes resulting from decreases in non-deductible goodwill. The above increase to income tax expense was partially offset by adjustments to our FIN No. 48 reserve and a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC.  During the three months ended March 31, 2008, our effective tax rate was lower than the statutory federal tax rate due to the impact of non-taxable non-controlling interests. This decrease to the effective tax rate was partially offset by state income taxes.

The January 2009 adoption of SFAS No. 160 changed the computation of our effective tax rate as earnings attributable to noncontrolling interests are no longer deducted from income from continuing operations before income taxes.

Knight Inc. Form 10-Q

9.   Kinder Morgan Management, LLC

On February 13, 2009, Kinder Morgan Management made a share distribution of 0.024580 shares per outstanding share (1,917,189 total shares) to shareholders of record as of January 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners. On May 15, 2009, Kinder Morgan Management will make a share distribution of 0.025342 shares per outstanding share (2,025,208 total shares) to shareholders of record as of April 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners. Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average of the market closing prices of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

10.  Business Combinations, Investments, and Sales

During the first quarter of 2009, we did not enter into new business acquisitions or any new joint ventures. Pro forma consolidated income statement information that gives effect to all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2008 as if they had occurred as of January 1, 2008 is not presented because it would not be materially different from the information presented in the accompanying interim Consolidated Statements of Operations.

Sale of 80% of NGPL PipeCo LLC

On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns Natural Gas Pipeline of America and certain affiliates, collectively referred to as “NGPL PipeCo LLC,” to Myria Acquisition Inc. (“Myria”) for approximately $2.9 billion. We also received $3.0 billion of cash previously held in escrow related to a notes offering by NGPL PipeCo LLC in December 2007, the net proceeds of which were distributed to us principally as repayment of intercompany indebtedness and partially as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC. We will continue to operate NGPL PipeCo LLC’s assets pursuant to a 15-year operating agreement. The total proceeds from this sale of $5.9 billion were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.67 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility (see Note 12).

Investment in Rockies Express Pipeline

In the first three months of 2009, Kinder Morgan Energy Partners made capital contributions of $51.0 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund its Rockies Express Pipeline construction costs. This cash contribution was recorded as an increase to “Investments” in the accompanying interim Consolidated Balance Sheet as of March 31, 2009, and it is included within “Cash Flows from Investing Activities: Other Investments” in the accompanying interim Consolidated Statement of Cash Flows for the three months ended March 31, 2009. Kinder Morgan Energy Partners owns a 51% equity interest in West2East Pipeline LLC.

Midcontinent Express Pipeline LLC

In the first three months of 2009, Kinder Morgan Energy Partners made capital contributions of $111.0 million to Midcontinent Express Pipeline LLC to partially fund its Midcontinent Express Pipeline construction costs. This cash contribution has been recorded as an increase to “Investments” in the accompanying interim Consolidated Balance Sheet as of March 31, 2009, and is included within “Cash Flows from Investing Activities: Other Investments” in the accompanying interim Consolidated Statement of Cash Flows for the three months ended March 31, 2009. Kinder Morgan Energy Partners owns a 50% equity interest in Midcontinent Express Pipeline LLC.

Kinder Morgan Energy Partners received, in the first three months of 2008, an $89.1 million return of capital from Midcontinent Express Pipeline LLC. In February 2008, Midcontinent Express Pipeline LLC entered into and then made borrowings under a new $1.4 billion three-year, unsecured revolving credit facility due February 28, 2011. Midcontinent Express Pipeline LLC then made distributions (in excess of cumulative earnings) to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs, and this cash receipt has been included in “Distributions from Equity Investees” in the accompanying interim Consolidated Statement of Cash Flows for the three months ended March 31, 2008.

Knight Inc. Form 10-Q

Fayetteville Express Pipeline LLC

In the first three months of 2009, Kinder Morgan Energy Partners made capital contributions of $9.0 million to Fayetteville Express Pipeline LLC, to partially fund its Fayetteville Express Pipeline construction costs. This cash contribution has been recorded as an increase to “Investments” in the accompanying interim Consolidated Balance Sheet as of March 31, 2009, and is included within “Cash Flows from Investing Activities: Other Investments” in the accompanying interim Consolidated Statement of Cash Flows for the three months ended March 31, 2009. Kinder Morgan Energy Partners owns a 50% equity interest in Fayetteville Express Pipeline LLC.

Other Sales

On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. We received net proceeds of $63.1 million.

11.  Discontinued Operations

In October 2007, Kinder Morgan Energy Partners completed the sale of the North System natural gas liquids pipeline and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. In the first three months of 2008, Kinder Morgan Energy Partners paid a net amount of $2.4 million to ONEOK Partners, L.P. to partially settle the sale of working capital items, the allocation of pre-acquisition investee distributions, and the sale of liquids inventory balances. Due to the fair market valuation resulting from the Going Private transaction, the consideration Kinder Morgan Energy Partners received from the sale of its North System was equal to its carrying value; therefore no gain or loss was recorded on this disposal transaction. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale were eight propane truck-loading terminals located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of these assets were included in our Products Pipelines–KMP business segment.

12.  Financing

Credit Facilities

	March 31, 2009
	Short-term Notes Payable	Commercial Paper Outstanding	Weighted- Average Interest Rate
	(In millions)

Knight Inc. – Secured Debt[1]	$40.7	$-	1.66%
Kinder Morgan Energy Partners – Unsecured Debt[2]	$439.8	$-	1.12%
____________
[1]	The average short-term debt outstanding (and related weighted-average interest rate) was $121.2 million (2.29%) during the three months ended March 31, 2009.
[2]	The average short-term debt outstanding (and related weighted-average interest rate) was $266.0 million (2.02%) during the three months ended March 31, 2009.

The Knight Inc. $1.0 billion six-year senior secured credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans. Knight Inc. does not have a commercial paper program. Knight Inc. had $8.8 million outstanding under its credit facility at December 31, 2008.

The Kinder Morgan Energy Partners $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.0 billion. Borrowings under the credit facility can be used for partnership purposes and as a backup for Kinder Morgan Energy Partners’ commercial paper program. Kinder Morgan Energy Partners currently does not have access to the commercial paper market. Borrowings under Kinder Morgan Energy Partners’ commercial paper program would reduce the borrowings allowed under its credit facility.

Kinder Morgan Energy Partners’ five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. One Lehman entity was a lending institution that provided $63.3 million of the credit facility. During the first quarter of 2009, Kinder Morgan Energy Partners

Knight Inc. Form 10-Q

amended its facility to remove Lehman as a lender, effectively reducing the facility by $63.3 million. The commitments of the other banks remain unchanged, and the facility is not defaulted.

As of March 31, 2009, the amount available for borrowing under Kinder Morgan Energy Partners’ credit facility was reduced by an aggregate amount of $290.0 million, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of Kinder Morgan Energy Partners’ Pacific operations’ pipelines in the state of California, (ii) a combined $90.8 million in three letters of credit that support tax-exempt bonds, (iii) a combined $55.9 million in letters of credit that support Kinder Morgan Energy Partners’ pipeline and terminal operations in Canada, (iv) a $26.8 million letter of credit that supports Kinder Morgan Energy Partners’ indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (v) a combined $16.5 million in other letters of credit supporting other obligations of Kinder Morgan Energy Partners and its subsidiaries.

Significant Financing Transactions

On February 17, 2009, we paid a cash dividend on our common stock of $50.0 million to our sole shareholder, Knight Holdco LLC.

On February 1, 2009, Kinder Morgan Energy Partners paid $250 million to retire the principal amount of 6.30% senior notes that matured on that date. Kinder Morgan Energy Partners borrowed the necessary funds under its bank credit facility.

In March 2008, using primarily proceeds from the completed sale of an 80% ownership interest in NGPL PipeCo LLC, along with cash on hand and borrowings under our $1.0 billion revolving credit facility, we repurchased approximately $1.67 billion par value of our outstanding debt securities for $1.6 billion in cash.

In February 2008, approximately $4.6 billion of the proceeds from the completed sale of an 80% ownership interest in NGPL PipeCo LLC were used to pay off and retire our senior secured credit facility’s Tranche A and Tranche B term loans and to pay down amounts outstanding at that time under our $1.0 billion revolving credit facility.

Since we are accounting for the May 31, 2007 Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted our basis in our long-term debt to reflect its fair value and the adjustments are being amortized until the debt securities mature. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” in the accompanying interim Consolidated Balance Sheet at March 31, 2009 were $38.8 million and $6.5 million, representing decreases to the carrying value of our long-term debt and the balance of our value of interest rate swaps, respectively.

Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company.

On March 31, 2009, Kinder Morgan Energy Partners made a principal payment of $10.0 million on behalf of its subsidiaries, Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada. As of March 31, 2009 and December 31, 2008, the measured present value of the note was $26.9 million and $36.6 million, respectively.

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

As of March 31, 2009, the debt facilities of Cortez Capital Corporation consisted of (i) $53.6 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). Cortez Capital Corporation is unable to access commercial paper borrowings; however, it expects that its financing and liquidity needs will continue to be met through borrowings made under its long-term bank credit facility.

As of March 31, 2009, in addition to the $53.6 million of outstanding Series D notes, Cortez Capital Corporation had outstanding borrowings of $109.5 million under its five-year credit facility. Accordingly, as of March 31, 2009, Kinder Morgan Energy Partners’ contingent share of Cortez Capital Corporation’s debt was $81.6 million (50% of total guaranteed

Knight Inc. Form 10-Q

borrowings).

With respect to Cortez Capital Corporation’s Series D notes, the average interest rate on the notes is 7.14%, and the outstanding $53.6 million principal amount of the notes is due in five equal annual installments of approximately $10.7 million beginning May 2009. Shell Oil Company shares Kinder Morgan Energy Partners’ several guaranty obligations jointly and severally; however, Kinder Morgan Energy Partners is obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. As of March 31, 2009, JP Morgan Chase has issued a letter of credit on Kinder Morgan Energy Partners’ behalf in the amount of $26.8 million to secure Kinder Morgan Energy Partners’ indemnification obligations to Shell for 50% of the $53.6 million in principal amount of Series D notes outstanding as of that date.

Nassau County, Florida Ocean Highway and Port Authority Debt. Kinder Morgan Energy Partners has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority. The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. Kinder Morgan Energy Partners’ subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of March 31, 2009, this letter of credit had a face amount of $21.2 million.

Rockies Express Pipeline LLC. Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express Pipeline LLC’s (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011, (ii) $2.0 billion commercial paper program, and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express Pipeline LLC commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. The $600 million in principal amount of senior notes were issued on September 20, 2007. The notes are unsecured and are not redeemable prior to maturity. Interest on the notes is paid and computed quarterly at an interest rate of three-month LIBOR (London Interbank Offered Rate) with a floor of 4.25% plus a spread of 0.85%.

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

As of March 31, 2009, in addition to the $600 million in senior notes, Rockies Express Pipeline LLC had outstanding borrowings of $1,913.0 million under its five-year facility. Accordingly, as of March 31, 2009, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC’s debt was $1,281.6 million (51% of total guaranteed borrowings).

Rockies Express Pipeline LLC is unable to access additional commercial paper borrowings; however, Rockies Express Pipeline LLC expects that short-term financing and liquidity needs will continue to be met through borrowings made under its $2.0 billion five-year, unsecured revolving credit facility.

One of the Lehman entities was a lending bank with a $41 million commitment to the Rockies Express $2.0 billion credit facility. During the first quarter of 2009, Rockies Express Pipeline LLC amended its facility to remove Lehman as a lender, effectively reducing the facility by $41.0 million. However, the commitments of the other banks remain unchanged and the facility is not defaulted.

Midcontinent Express Pipeline LLC. Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under Midcontinent Express Pipeline LLC’s $1.4 billion three-year, unsecured revolving credit facility, entered into on February 29, 2008 and due February 28, 2011. The

Knight Inc. Form 10-Q

facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement are primarily used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses. One of the Lehman entities was a lending bank with a $100 million commitment to the Midcontinent Express Pipeline LLC $1.4 billion credit facility. Since declaring bankruptcy, Lehman has not met its obligations to lend under the credit facility. The commitments of the other banks remain unchanged and the facility is not defaulted.

Midcontinent Express Pipeline LLC is an equity method investee of Kinder Morgan Energy Partners, and the two member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of March 31, 2009, Midcontinent Express Pipeline LLC had borrowed $1,218.1 million under its three-year credit facility. Accordingly, as of March 31, 2009, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express Pipeline LLC’s debt was $609.1 million (50% of total borrowings). Furthermore, the revolving credit facility can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline, and as of March 31, 2009, a letter of credit having a face amount of $33.3 million was issued under the credit facility. Accordingly, as of March 31, 2009, Kinder Morgan Energy Partners’ contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

Kinder Morgan G.P., Inc. Preferred Shares

On April 15, 2009, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on May 18, 2009 to shareholders of record as of April 30, 2009. On January 21, 2009, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share, which was paid on February 18, 2009 to shareholders on record as of January 30, 2009.

Kinder Morgan Energy Partners’ Common Units

On April 15, 2009, Kinder Morgan Energy Partners declared a cash distribution of $1.05 per common unit for the first quarter of 2009, payable on May 15, 2009 to unitholders of record as of April 30, 2009. On February 13, 2009, Kinder Morgan Energy Partners paid a quarterly distribution of $1.05 per common unit for the fourth quarter of 2008, of which $175.1 million was paid to the public holders (included in noncontrolling interests) of Kinder Morgan Energy Partners common units.

On January 16, 2009, Kinder Morgan Energy Partners entered into an Equity Distribution Agreement with UBS Securities LLC to offer and sell from time to time common units having an aggregate offering value of up to $300 million through UBS Securities LLC, as sales agent, at a price agreed upon at the time of the sale. Any sale of common units would be pursuant to the terms of a separate terms agreement between Kinder Morgan Energy Partners and UBS Securities LLC.

During the first quarter of 2009, Kinder Morgan Energy Partners issued 612,083 of common units pursuant to this Agreement. After commissions of $0.6 million, Kinder Morgan Energy Partners received net proceeds of approximately $29.9 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its bank credit facility.

On March 3, 2009, Kinder Morgan Energy Partners issued, in a public offering, 5,500,000 of common units at a price of $46.95 per unit, less commissions and underwriting expenses. At the time of the offering, Kinder Morgan Energy Partners granted the underwriters a 30-day option to purchase up to an additional 825,000 common units on the same terms and conditions, and pursuant to a partial exercise of this option, an additional 166,000 common units were issued on March 27, 2009. After commissions and underwriting expenses, Kinder Morgan Energy Partners received net proceeds of $258.0 million for the issuance of these 5,666,000 common units, and used the proceeds to reduce the borrowings under its bank credit facility.

These issuances, collectively, had the associated effects of increasing our (i) noncontrolling interests associated with Kinder Morgan Energy Partners by $277.8 million (ii) associated accumulated deferred income taxes by $3.7 million and (iii) paid-in capital by $6.5 million.

Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is interest expense net of the debt component of the allowance for funds used during construction, which was $10.0 million and $10.1 million for the three months ended March 31, 2009 and 2008, respectively. We also record as interest expense gains and losses from

Knight Inc. Form 10-Q

(i) the reacquisition of debt, (ii) the termination of interest rate swaps designated as fair value hedges for which the hedged liability has been extinguished and (iii) the termination of interest rate swaps designated as cash flow hedges for which the forecasted interest payments will no longer occur. During the three months ended March 31, 2008, we recorded $(29.2) million and $10.8 million of (losses) gains from the early extinguishment of debt in the captions “Interest Expense, Net” and “Interest Expense – Deferred Interest Debentures,” respectively, and $19.8 million of gains from the termination of interest rate swaps designated as fair value hedges, for which the hedged liability was extinguished, in the caption “Interest Expense, Net” in the accompanying interim Consolidated Statement of Operations.

13.  Business Segments

In accordance with the manner in which we manage our businesses, we report our operations in the following seven business segments:

•	NGPL PipeCo LLC—after February 15, 2008, this segment consists of our 20% interest in NGPL PipeCo LLC, a major interstate natural gas pipeline and storage system which we operate.

•	Power consists of a natural gas-fired electric generation facility.

•	Products Pipelines–KMP derives its revenues primarily from the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids.

•	Natural Gas Pipelines–KMP derives its revenues primarily from the sale, transport, processing, treating, storage and gathering of natural gas.

•
CO2–KMP derives its revenues primarily from the production and sale of crude oil from fields in the Permian Basin of West Texas and from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields.

•
Terminals–KMP derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals.

•	Kinder Morgan Canada–KMP derives its revenues primarily from the transportation of crude oil and refined products.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A (sometimes referred to in this report as EBDA) in relation to the level of capital employed.

Knight Inc. Form 10-Q

Business Segment Information

	Three Months Ended March 31,
	2009	2008
	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments
NGPL PipeCo LLC[1]	$12.3	$96.0
Power	1.1	2.1
Products Pipelines–KMP[2]	145.4	140.2
Natural Gas Pipelines–KMP[2]	200.0	188.4
CO2–KMP[2]	191.7	233.3
Terminals–KMP[2]	134.3	125.8
Kinder Morgan Canada–KMP[2,3]	19.5	34.6
Total Segment Earnings before DD&A	704.3	820.4
Depreciation, Depletion and Amortization	(264.8)	(218.1)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)
Other Operating Income	11.5	-
General and Administrative Expense	(92.9)	(86.3)
Interest and Other, Net[4]	(150.3)	(204.5)
Add Back: Income Taxes Included in Segments Above[2]	19.3	9.0
Income from Continuing Operations Before Income Taxes	$225.7	$319.1

Revenues from External Customers
NGPL PipeCo LLC[1]	$-	$132.1
Power	6.6	7.5
Products Pipelines–KMP	188.2	198.3
Natural Gas Pipelines–KMP	1,051.7	1,912.5
CO2–KMP	253.2	319.9
Terminals–KMP	267.7	280.0
Kinder Morgan Canada–KMP[3]	50.0	43.9
Other	11.5	0.8
Total Revenues	$1,828.9	$2,895.0
Intersegment Revenues
NGPL PipeCo LLC [1]	$-	$0.9
Terminals–KMP	0.2	0.2
Other	-	(0.8)
Total Intersegment Revenues	$0.2	$0.3

March 31, 2009
(In millions)
Assets
NGPL PipeCo LLC [1]	$730.9
Power	53.1
Products Pipelines–KMP	5,518.4
Natural Gas Pipelines–KMP	7,754.0
CO2–KMP	4,457.4
Terminals–KMP	4,347.7
Kinder Morgan Canada–KMP[3]	1,503.9
Total segment assets	24,365.4
Other[5]	712.7
Total Consolidated Assets	$25,078.1
____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

[2]
Income taxes of Kinder Morgan Energy Partners of $19.3 million and $9.0 million for the three months ended March 31, 2009 and 2008, respectively, are included in segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments.

Knight Inc. Form 10-Q

[3]
On August 28, 2008, we sold our one-third interest in the net assets of the Express pipeline system (“Express”), as well as our full ownership of the net assets of the Jet Fuel pipeline system (“Jet Fuel”), to Kinder Morgan Energy Partners. The results of Express and Jet Fuel are now reported in the segment referred to as Kinder Morgan Canada–KMP for all periods.

[4]	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to business segments.
[5]
Includes assets of cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

14.  Accounting for Derivative Instruments and Hedging Activities

We are exposed to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil. We have exposure to interest rate risk as a result of the issuance of our debt obligations and to foreign currency risk from our investments in businesses owned and operated outside the United States. Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks, and we account for these hedging transactions according to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and associated amendments (“SFAS No. 133”).

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of the forecasted purchase or sale of these products.  As the hedged sales and purchases take place and we record them into earnings, we also reclassify the associated gains and losses included in accumulated other comprehensive income into earnings in the same line as the associated hedged transaction. The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion) is recognized in earnings during the current period. We currently do not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge ineffectiveness. During the three months ended March 31, 2009 and 2008, we reclassified $20.5 million of accumulated other comprehensive income and $115.5 million of accumulated other comprehensive loss, respectively, into earnings, as a result of hedged forecasted transactions occurring during the periods. Furthermore, during the three months ended March 31, 2009 and 2008, no amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges. During the next twelve months, we expect to reclassify approximately $54.8 million of accumulated other comprehensive income into earnings.

As of March 31, 2009, Kinder Morgan Energy Partners had the following outstanding commodity forward contracts that were entered into to hedge forecasted energy commodity purchases and sales:

Derivatives Designated as Hedging Contracts under SFAS No. 133	Notional Quantity
Crude oil	30.6 million barrels
Natural gas	19.7 billion cubic feet[1]

As of March 31, 2009, Kinder Morgan Energy Partners had the following outstanding commodity forward contracts that were not designated as hedges for accounting purposes:

Derivatives Not Designated as Hedging Contracts under SFAS No. 133	Notional Quantity
Crude oil	0.1 million barrels
Natural gas	0.5 billion cubic feet[1]
____________
1   Notional quantities are shown net of short positions.

As of March 31, 2009, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through April 2013.

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

Knight Inc. Form 10-Q

securities into variable rate cash flows in order to achieve our desired mix of fixed and variable rate debt.

As of December 31, 2008, we were not party to any interest rate swap agreements and our subsidiary, Kinder Morgan Energy Partners was party to interest rate swap agreements with a total notional principal amount of $2.8 billion. During the first quarter of 2009, Kinder Morgan Energy Partners both terminated an existing fixed-to-variable interest rate swap agreement having a notional principal amount of $300 million and a maturity date of March 15, 2031, and entered into five additional fixed-to-variable swap agreements having a combined notional principal amount of $1 billion. Kinder Morgan Energy Partners received proceeds of $144.4 million from the early termination of the $300 million swap agreement. In addition, an existing fixed-to-variable rate swap agreement having a notional principal amount of $250 million matured on February 1, 2009. This swap agreement corresponded with the maturity of Kinder Morgan Energy Partners $250 million in principal amount of 6.30% senior notes that also matured on that date (discussed in Note 12).

Therefore, as of March 31, 2009, Kinder Morgan Energy Partners had a combined notional principal amount of $3.25 billion of fixed-to-variable interest rate swap agreements effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of Kinder Morgan Energy Partners’ swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2009, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

In April and May 2009, Kinder Morgan Energy Partners entered into additional fixed-to-variable interest rate swap agreements. Refer to Note 19 for further details.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in the accompanying Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (in millions):

Fair Value of Derivative Contracts
	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Contracts under SFAS No. 133
Energy Commodity Derivative Contracts	Fair Value of Derivative Instrument	$115.7	Fair Value of Derivative Instruments	$113.5	Fair Value of Derivative Instruments	$(138.6)	Fair Value of Derivative Instruments	$(129.4)
	Fair Value of Derivative Instruments, Non-current	76.0	Fair Value of Derivative Instruments, Non-current	48.9	Fair Value of Derivative Instruments, Non-current	(94.6)	Fair Value of Derivative Instruments, Non-current	(92.2)
Subtotal		191.7		162.4		(233.2)		(221.6)
Interest Rate Swap Agreements	Fair Value of Derivative Instruments, Non-current	475.7	Fair Value of Derivative Instruments, Non-current	747.1	Fair Value of Derivative Instruments, Non-current	(3.4)	Fair Value of Derivative Instruments, Non-current	-

Cross Currency Swap Agreements	Fair Value of Derivative Instruments, Non-current	26.0	Fair Value of Derivative Instruments, Non-current	32.0	Fair Value of Derivative Instruments, Non-current	-	Fair Value of Derivative Instruments, Non-current	-
Total		693.4		941.5		(236.6)		(221.6)

Derivatives Not Designated as Hedging Contracts under SFAS No. 133
Energy Commodity Derivative Contracts	Fair Value of Derivative Instruments	2.8	Fair Value of Derivative Instruments	1.8	Fair Value of Derivative Instruments	(0.8)	Fair Value of Derivative Instruments	(0.1)

Total Derivatives		$696.2		$943.3		$(237.4)		$(221.7)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of Interest Rate Swaps” in the accompanying interim Consolidated Balance Sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of March 31, 2009 and December 31, 2008, this unamortized premium totaled $354.1 million and $216.8 million, respectively.

Knight Inc. Form 10-Q

Effect of Derivative Contracts on the Income Statement

The following two tables summarize the impact of our derivative contracts under SFAS No. 133 in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008 (in millions):

Derivatives in Fair Value Hedging	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging	Location of Gain/(Loss) Recognized in Income on Related	Amount of Gain/(Loss) Recognized in Income on Related Hedged Items
		Three Months Ended				Three Months Ended
Relationships	Derivative	2009	2008	Relationships	Hedged Item	2009	2008
Interest Rate Swap Agreements	Interest, Net – Income/(Expense)	$(130.4)	$119.1	Fixed Rate Debt	Interest, Net – Income/(Expense)	$130.4	$(119.1)
Total		$(130.4)	$119.1	Total		$130.4	$(119.1)

The table above reflects the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness. It does not reflect the impact on interest expense of the interest rate swaps under which we pay variable and receive fixed.

Derivatives in Cash Flow	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss)Reclassified from	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from
	(Effective Portion)		Accumulated OCI	(Effective Portion)		Excluded from	Effectiveness Testing)
Hedging	Three Months Ended		into Income	Three Months Ended		Effectiveness	Three Months Ended
Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008
Energy Commodity Derivative Contracts	$15.9	$(219.8)	Revenues-Natural Gas Sales	$0.5	$—	Revenues	$—	$—
			Revenues-Product Sales and Other	20.1	(115.3)
			Gas Purchases and Other Costs of Sales	(0.1)	(0.2)	Gas Purchases and Other Costs of Sales	—	(1.6)
Total	$15.9	$(219.8)	Total	$20.5	$(115.5)	Total	$—	$(1.6)

Derivatives in Net	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from
	(Effective Portion)		Accumulated OCI	(Effective Portion)		Excluded from	Effectiveness Testing)
Investment Hedging	Three Months Ended		into Income	Three Months Ended		Effectiveness	Three Months Ended
Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008
Cross Currency Swap Agreements	$(6.0)	$22.2	Revenues-Natural Gas Sales	$-	$-	Revenues	$-	$-
Total	$(6.0)	$22.2	Total	$-	$-	Total	$-	$-

Derivatives Not Designated as	Location of Gain/(Loss) Recognized in	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended
Hedging Contracts	Income on Derivative	2009	2008
Energy commodity derivative contracts	Gas Purchases and Other Costs of Sales	$(0.4)	$—
Total		$(0.4)	$—

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. The effective portion of

Knight Inc. Form 10-Q

the changes in fair value of these swap transactions is reported as a cumulative translation adjustment included in the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheets. The combined notional value of our remaining cross-currency interest rate swaps at March 31, 2009 was approximately C$154.7 million.

Credit Risk

As discussed in our 2008 Form 10-K, we and Kinder Morgan Energy Partners, our subsidiary, have counterparty credit risk as a result of our use of financial derivative contracts. Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include (i) an evaluation of potential counterparties’ financial condition (including credit ratings), (ii) collateral requirements under certain circumstances and (iii) the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single counterparty. Based on our policies, exposure, credit and other reserves, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as a futures, options or stock exchange. These contracts are with a number of parties, all of which have investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on derivative contracts as of March 31, 2009 was (in millions):

Asset Position
Interest Rate Swap Agreements	$475.7
Energy Commodity Derivative Contracts	194.5
Cross Currency Swap Agreements	26.0
Gross Exposure	696.2
Netting Agreement Impact	(127.5)
Net Exposure	$568.7

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2009 and December 31, 2008, Kinder Morgan Energy Partners had outstanding letters of credit totaling less than $0.1 million and $40.0 million, respectively, in support of its hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. Additionally, as of March 31, 2009, Kinder Morgan Energy Partners had cash margin deposits associated with its commodity contract positions and over-the-counter swap partners totaling $3.3 million, and we reported this amount as “Current Assets: Restricted Deposits” in the accompanying interim Consolidated Balance Sheet. As of December 31, 2008, counterparties associated with Kinder Morgan Energy Partners’ energy commodity contract positions and over-the-counter swap agreements had margin deposits with us totaling $3.1 million, and we reported this amount within “Current Liabilities: Other” within the accompanying interim Consolidated Balance Sheet.

Kinder Morgan Energy Partners also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating. Based on contractual provisions as of March 31, 2009, we estimate that if Kinder Morgan Energy Partners’ credit rating was downgraded, Kinder Morgan Energy Partners would have the following additional collateral obligations (in millions):

Credit Ratings Downgraded[1]	Incremental Obligations	Cumulative Obligations[2]
One Level to BBB-/Baa3	$75.9	$79.2
Two Levels to Below BBB-/Baa3 (Below Investment Grade)	$57.8	$137.0
____________
[1]
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine our incremental collateral obligations, while the remaining use the lower credit rating. Therefore, a one level downgrade to BBB-/Baa3 by one agency would not trigger the entire $75.9 million incremental obligation.

[2]	Includes current posting at current rating.

Knight Inc. Form 10-Q

Fair Value

Fair value measurements and disclosures are made in accordance with the provisions of SFAS No. 157, Fair Value Measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, referred to as FAS 157-2 in this report. FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, we adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. The adoption did not have a material impact on our financial statements since we already applied its basic concepts in measuring fair values. We adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. This includes applying the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations, (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing, (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments and (iv) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on our financial statements since we already applied its basic concepts in measuring fair values. For more information on subsequent Staff Positions issued by the FASB pertaining to SFAS No. 157, see Note 18.

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

The following tables summarize the fair value measurements of ours and Kinder Morgan Energy Partners’ (i) energy commodity derivative contracts, (ii) interest rate swap agreements and (iii) cross currency swaps as of March 31, 2009 and December 31, 2008, based on the three levels established by SFAS No. 157 and do not include cash margin deposits, which are reported within the caption “Current Assets: Restricted Deposits” in the accompanying interim Consolidated Balance Sheets:

	Asset Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2009	(In millions)
Energy Commodity Derivative Contracts[1]	$194.5	$0.1	$126.5	$67.9
Interest Rate Swap Agreements	$475.7	$-	$475.7	$-
Cross Currency Interest Rate Swap Agreements	$26.0	$-	$26.0	$-

As of December 31, 2008
Energy Commodity Derivative Contracts[2]	$164.2	$0.1	$108.9	$55.2
Interest Rate Swap Agreements	$747.1	$-	$747.1	$-
Cross Currency Interest Rate Swap Agreements	$32.0	$-	$32.0	$-

Knight Inc. Form 10-Q

	Liability Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2009	(In millions)
Energy Commodity Derivative Contracts[3]	$(234.0)	$-	$(219.5)	$(14.5)
Interest Rate Swap Agreements	$(3.4)	$-	$(3.4)	$-

As of December 31, 2008
Energy Commodity Derivative Contracts[4]	$(221.7)	$-	$(210.6)	$(11.1)
Interest Rate Swap Agreements	$-	$-	$-	$-
____________
[1]
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate hedges and NYMEX natural gas futures. Level 3 consists primarily of West Texas Sour hedges, natural gas basis swaps and West Texas Intermediate options.

[2]
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX. Level 3 consists primarily of West Texas Intermediate options and West Texas Sour hedges.

[3]	Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of West Texas Sour hedges, natural gas basis swaps and West Texas Intermediate options.
[4]	Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of natural gas basis swaps, natural gas options and West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three months ended March 31, 2009 and 2008:

Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net Asset (Liability)
Beginning of Period Balance	$44.1	$(100.3)
Realized and Unrealized Net Losses	6.3	(44.8)
Purchases and Settlements	3.0	21.3
End of Period Balance	$53.4	$(123.8)
Change in Unrealized Net Losses Relating to Contracts Still Held at End of Period	$(14.5)	$(37.7)

15.  Employee Benefits

Knight Inc.

Retirement Plans – Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2009	2008
	(In millions)
Service Cost	$1.2	$2.8
Interest Cost	3.9	3.6
Expected Return on Assets	(3.9)	(5.8)
Amortization of Net Loss	2.1	-
Net Periodic Pension Cost	$3.3	$0.6

We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to make approximately $20 million in contributions to the Plan during 2009. We contributed $20 million to the Plan on May 1, 2009.

Commencing April 2009 and continuing through the end of the 2009 plan year, we suspended our 3% cash balance credit to employees as part of an overall cost control initiative.

Knight Inc. Form 10-Q

Other Postretirement Employee Benefits – Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2009	2008
	(In millions)
Service Cost	$0.1	$0.1
Interest Cost	1.2	1.1
Expected Return on Assets	(1.2)	(1.6)
Amortization of Net Loss (Gain)	0.1	(0.1)
Net Periodic Pension Cost (Benefit)	$0.2	$(0.5)

We previously disclosed in our financial statements for the year ended December 31, 2008 that NGPL PipeCo LLC expected to contribute approximately $8.7 million to the Plan during 2009. As of March 31, 2009, $8.7 million in contributions have been made and no further contributions are expected to be made to the Plan during 2009.

Kinder Morgan Energy Partners

Due to its acquisition of Trans Mountain, Kinder Morgan Energy Partners is a sponsor of pension plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements that provide pension benefits in excess of Canadian statutory limits, and defined contributory plans. Kinder Morgan Energy Partners also provides postretirement benefits other than pensions for retired employees. The combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for each of the three months ended March 31, 2009 and 2008 was approximately $0.8 million.

As of March 31, 2009, Kinder Morgan Energy Partners estimates that its overall net 2009 periodic pension and postretirement benefit costs for these plans will be approximately $3.1 million, recognized ratably over the year, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. Kinder Morgan Energy Partners expects to contribute approximately $4.8 million to these benefit plans in 2009.

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

As of March 31, 2009, Kinder Morgan Energy Partners estimates no material overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2009; however, this estimate could change if a future significant event would require a remeasurement of liabilities. Net periodic benefit costs for the SFPP postretirement benefit plan was a credit of approximately $0.1 million in the three months ended March 31, 2009. The credit resulted in increases to income, largely due to amortization of an actuarial gain and a negative prior service cost. In addition, Kinder Morgan Energy Partners expects to contribute approximately $0.3 million to this postretirement benefit plan in 2009.

16.  Regulatory Matters

The following updates the disclosure in Note 19 to the Consolidated Financial Statements included in our 2008 Form 10-K with respect to developments that occurred during the three months ended March 31, 2009.

Notice of Proposed Rulemaking – Natural Gas Price Transparency

On November 20, 2008, the FERC issued Order 720, which established new reporting requirements for interstate and major non-interstate natural gas pipelines. A major non-interstate pipeline is defined as a pipeline who delivers annually more than 50 million British thermal units (MMBtu) of natural gas measured in average deliveries for the previous three calendar years. Interstate pipelines are required to post no-notice activity at each receipt and delivery point three days after the day of gas

Knight Inc. Form 10-Q

flow. Major non-interstate pipelines are required to post design capacity, scheduled volumes and available capacity at each receipt or delivery point with a design capacity of 15,000 MMBtus of natural gas per day or greater when gas is scheduled at the point. The final rule became effective January 27, 2009 for interstate pipelines. On January 15, 2009, the FERC issued an order granting an extension of time for major non-interstate pipelines to comply with the requirements of Order No 720 until 150 days following the issuance of an order addressing the pending requests for rehearing. A technical conference is scheduled for May 18, 2009 to discuss two proposed posting requirements for major non-interstate pipelines. We do not expect this Order to have a material impact on our consolidated financial statements.

In Order No. 704, the FERC established reporting requirements on annual volumes of relevant transactions. The FERC issued Order No. 704-A on September 18, 2008. This order generally affirmed the rule, while clarifying what information certain natural gas market participants must report in Form 552. The revisions pertain to the reporting of transactions occurring in calendar year 2008. Order 704-A became effective October 27, 2009. On December 18, 2008, the FERC issued Order No. 704-B, denying rehearing and reconsideration of Order No. 704-A and granting a clarification regarding certain reportable volumes. On April 9, 2009, the FERC granted an extension of time until July 1, 2009 for filing the initial Form 552.

Natural Gas Pipeline Expansion Filings

Rockies Express Meeker to Cheyenne Expansion Project

Pursuant to certain rights exercised by Encana Gas Marketing USA as a result of its foundation shipper status on the former Entrega Gas Pipeline LLC facilities (now part of the Rockies Express Pipeline), Rockies Express Pipeline LLC is requesting authorization to construct and operate certain facilities that will comprise its Meeker, Colorado to Cheyenne, Wyoming Rockies Express Pipeline expansion project. Kinder Morgan Energy Partners operates the Rockies Express Pipeline and it owns a 51% interest in Rockies Express Pipeline LLC.

The proposed expansion will add natural gas compression at its Big Hole compressor station located in Moffat County, Colorado, and its Arlington compressor station located in Carbon County, Wyoming. Upon completion, the additional compression will permit the transportation of an additional 200 million cubic feet per day of natural gas from (i) the Meeker Hub located in Rio Blanco County, Colorado northward to the Wamsutter Hub located in Sweetwater County, Wyoming; and (ii) the Wamsutter Hub eastward to the Cheyenne Hub located in Weld County, Colorado. The expansion is fully contracted and is expected to be operational in April 2010. The total estimated cost for the proposed project is approximately $78 million. Rockies Express Pipeline LLC submitted a FERC application seeking approval to construct and operate this expansion on February 3, 2009.

Rockies Express Pipeline-East Project

Construction continued during the first quarter of 2009 on the previously announced Rockies Express Pipeline-East Pipeline project. The Rockies Express-East project includes the construction of an additional natural gas pipeline segment, comprising approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio. Current market conditions for consumables, labor and construction equipment along with certain provisions in the final regulatory orders have resulted in increased costs for the project and have impacted certain projected completion dates. Rockies Express-East is currently projected to commence service in May 2009, with capacity of approximately 1.6 billion cubic feet per day of natural gas. Service to the Lebanon Hub in Warren County, Ohio is expected to commence on June 15, 2009, and final completion and deliveries to Clarington, Ohio are expected to commence by November 1, 2009. Including expansions, the current estimate of total construction costs on the entire Rockies Express Pipeline is now approximately $6.6 billion (consistent with Kinder Morgan Energy Partners’ April 15, 2009 first quarter earnings press release).

On October 31, 2008, Rockies Express Pipeline LLC filed an amendment to its certificate application, seeking authorization to revise its tariff-based recourse rates for transportation service on the Rockies Express East pipeline segment to reflect updated construction costs for the project. By order issued March 16, 2009, the FERC authorized the revised rates as filed.

Kinder Morgan Interstate Gas Transmission Pipeline - Huntsman 2009 Expansion Project

The Kinder Morgan Interstate Gas Transmission natural gas pipeline system (“KMIGT”) has filed an application with the FERC for authorization to construct and operate certain storage facilities necessary to increase the storage capability of the existing Huntsman Storage Facility, located near Sidney, Nebraska. KMIGT also requests approval of new incremental rates for the project facilities under its currently effective Cheyenne Market Center Service Rate Schedule CMC-2. When fully constructed, the proposed facilities will create incremental firm storage capacity for up to one million dekatherms of natural gas, with an associated injection capability of approximately 6,400 dekatherms per day and an associated deliverability of

Knight Inc. Form 10-Q

approximately 10,400 dekatherms per day. As a result of an open season, KMIGT and one shipper have executed a firm precedent agreement for 100% of the capacity to be created by the project facilities over a five-year term.

Kinder Morgan Louisiana Pipeline

Construction continued during the first quarter of 2009 on the previously announced Kinder Morgan Louisiana Pipeline. The entire estimated project cost for the approximately 135-mile natural gas pipeline system is now expected to be approximately $980 million (consistent with Kinder Morgan Energy Partners’ April 15, 2009 first quarter earnings press release). All of the capacity of approximately 3.2 billion cubic feet per day of natural gas on the pipeline has been fully subscribed by Chevron and Total, and the pipeline is expected to be fully operational in June 2009. One transportation contract will be effective starting in June 2009, and the second during the third quarter of 2009.

On December 30, 2008, Kinder Morgan Energy Partners filed a second amendment to its certificate application, seeking authorization to revise its initial rates for transportation service on the Kinder Morgan Louisiana Pipeline system to reflect additional increases in projected construction costs for the project (a first amendment revising its initial rates was filed in July 2008 and accepted by the FERC in August 2008). The filing was approved by the FERC on February 27, 2009. On April 16, 2009, Kinder Morgan Louisiana Pipeline received authorization from the FERC to begin service on Leg 2 of the pipeline. Service on Leg 2 started on April 18, 2009.

Midcontinent Express Pipeline

Construction continued during the first quarter of 2009 on the previously announced Midcontinent Express Pipeline project. The Midcontinent Express Pipeline is owned by Midcontinent Express Pipeline LLC, a 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. The pipeline will extend from southeast Oklahoma, across northeast Texas, northern Louisiana and central Mississippi, and terminate at an interconnection with the Transco Pipeline near Butler, Alabama. The entire estimated project cost for the approximately 500-mile natural gas pipeline system is now expected to be approximately $2.3 billion (consistent with Kinder Morgan Energy Partners’ April 15, 2009 first quarter earnings press release). Service to an interconnect with Natural Gas Pipeline Company of America LLC’s pipeline in northeast Texas began on April 10, 2009, and the remainder of the first portion of the pipeline (to an interconnection with Columbia Gas Transportation in eastern Louisiana) began interim service on April 24, 2009. Deliveries to Texas Gas Transmission began on April 28, 2009 and deliveries to ANR Pipeline Company near Perryville, La., in Ouachita Parish, began on May 1, 2009. Receipts from Enogex Bennington Bryan and deliveries to CenterPoint Energy Gas Transmission near Delhi, Louisiana, in Richland Parish, will be available in May 2009. The second construction phase (to the Transco Pipeline interconnect) is expected to be completed by August 1, 2009

On January 9, 2009, Midcontinent Express filed an amendment to its original certificate application requesting authorization to revise its initial rates for transportation service on the pipeline system to reflect an increase in projected construction costs for the project. The filing was approved by the FERC on March 25, 2009.

Fayetteville Express Pipeline

Development continued during the first quarter of 2009 on the previously announced Fayetteville Express Pipeline project. The Fayetteville Express Pipeline is owned by Fayetteville Express Pipeline LLC, another 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. The Fayetteville Express Pipeline is a 187-mile, 42-inch diameter natural gas pipeline that will begin in Conway County, Arkansas, and end in Panola County, Mississippi. The pipeline will have an initial capacity of two billion cubic feet per day, and has currently secured ten-year binding commitments totaling 1.85 billion cubic feet per day of capacity. Pending regulatory approvals, the pipeline is expected to be in service by late 2010 or early 2011. The estimate of the total costs of this pipeline project is approximately $1.2 billion (consistent with Kinder Morgan Energy Partners’ April 15, 2009 first quarter earnings press release).

17.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the three months ended March 31, 2009. Additional information with respect to these proceedings can be found in Note 20 to the Consolidated Financial Statements included in our 2008 Form 10-K. The note also contains a description of any material legal proceedings that were initiated against us during the three months ended March 31, 2009.

In this note, we refer to SFPP, L.P. as SFPP; Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; Mobil Oil

Knight Inc. Form 10-Q

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

Following is a listing of certain current FERC proceedings pertaining to Kinder Morgan Energy Partners’ operations:

•
FERC Docket No. OR92-8, et al.—Complainants/Protestants: Chevron, Navajo, ARCO, BP WCP, Western Refining, ExxonMobil, Tosco, and Texaco (Ultramar is an intervenor)—Defendant: SFPP; FERC Docket No. OR92-8-025—Complainants/Protestants: BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP—Subject: Complaints against East Line and West Line rates and Watson Station Drain-Dry Charge;

•	FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP—Subject: Complaints against all SFPP rates;

•
FERC Docket Nos. OR02-4 and OR03-5—Complainant/Protestant: Chevron—Defendant: SFPP; FERC Docket No. OR04-3—Complainants/Protestants: America West Airlines, Southwest Airlines, Northwest Airlines, and Continental Airlines—Defendant: SFPP; FERC Docket Nos. OR03-5, OR05-4 and OR05-5—Complainants/Protestants: BP WCP, ExxonMobil, and ConocoPhillips (other shippers intervened)—Defendant: SFPP—Subject: Complaints against all SFPP rates; OR02-4 was dismissed and Chevron appeal pending at U.S. Court of Appeals for D.C. Circuit, referred to in this report as D.C. Circuit;

•	FERC Docket Nos. OR07-1 & OR07-2—Complainant/Protestant: Tesoro—Defendant: SFPP—Subject: Complaints against North Line and West Line rates; held in abeyance;

•
FERC Docket Nos. OR07-3 & OR07-6—Complainants/Protestants: BP WCP, Chevron, ConocoPhillips; ExxonMobil, Tesoro, and Valero Marketing—Defendant: SFPP—Subject: Complaints against 2005 and 2006 indexed rate increases; dismissed by FERC; appeal pending at D.C. Circuit;

•
FERC Docket No. OR07-4—Complainants/Protestants: BP WCP, Chevron, and ExxonMobil—Defendants: SFPP, Kinder Morgan G.P., Inc., and Knight Inc.—Subject: Complaints against all SFPP rates; held in abeyance; complaint withdrawn as to SFPP’s affiliates;

•
FERC Docket Nos. OR07-5 and OR07-7 (consolidated) and IS06-296—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev, Kinder Morgan G.P., Inc., and Knight Inc —Subject: Complaints and protest against Calnev rates; OR07-5 and IS06-296 were settled in 2008;

•	FERC Docket Nos. OR07-8 and OR07-11 (consolidated)—Complainants/Protestants: BP WCP and ExxonMobil —Defendant: SFPP—Subject: Complaints against SFPP 2005 index rates; settled in 2008;

•	FERC Docket No. OR07-9—Complainant/Protestant: BP WCP—Defendant: SFPP—Subject: Complaint against ultra low sulfur diesel surcharge; dismissed by FERC; BP WCP appeal dismissed by D.C. Circuit;

•	FERC Docket No. OR07-14—Complainants/Protestants: BP WCP and Chevron—Defendants: SFPP, Calnev, and several affiliates—Subject: Complaint against cash management practices; dismissed by FERC;

•
FERC Docket No. OR07-16—Complainant/Protestant: Tesoro—Defendant: Calnev—Subject: Complaint against Calnev 2005, 2006 and 2007 indexed rate increases; dismissed by FERC; Tesoro appeal dismissed by D.C. Circuit;

•
FERC Docket Nos. OR07-18, OR07-19 & OR07-22—Complainants/Protestants: Airline Complainants, BP WCP, Chevron, ConocoPhillips and Valero Marketing—Defendant: Calnev—Subject: Complaints against Calnev rates; complaint amendments pending before FERC;

•	FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP—Subject: Complaint against 2007 indexed rate increases; dismissed by FERC; appeal pending at D.C. Circuit;

•	FERC Docket Nos. OR08-13 & OR08-15—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP—Subject: Complaints against all SFPP rates and 2008 indexed rate increases;

Knight Inc. Form 10-Q

•
FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP—Subject: SFPP filing to increase North Line rates to reflect expansion; initial decision issued; pending at FERC;

•	FERC Docket No. IS05-327—Complainants/Protestants: Shippers—Defendant: SFPP—Subject: 2005 indexed rate increases; protests dismissed by FERC; appeal dismissed by D.C. Circuit;

•	FERC Docket Nos. IS06-283, IS06-356, IS08-28 and IS08-302—Complainants/Protestants: Shippers—Defendant: SFPP—Subject: East Line expansion rate increases; settled;

•
FERC Docket Nos. IS06-356, IS07-229 and IS08-302—Complainants/Protestants: Shippers—Defendant: SFPP—Subject: 2006, 2007 and 2008 indexed rate increases; protests dismissed by FERC; East Line rates resolved by East Line settlement;

•	FERC Docket No. IS07-137—Complainants/Protestants: Shippers—Defendant: SFPP—Subject: ULSD surcharge; settlement pending with FERC;

•	FERC Docket No. IS07-234—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: Calnev—Subject: 2007 indexed rate increases; protests dismissed by FERC;

•	FERC Docket No. IS08-390—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, the Airlines—Defendant: SFPP—Subject: West Line rate increase; and

•
Motions to compel payment of interim damages (various dockets)—Complainants/Protestants: Shippers—Defendants: SFPP, Kinder Morgan G.P., Inc., and Knight Inc.; Motion for resolution on the merits (various dockets)—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP and Calnev.

The tariffs and rates charged by SFPP and Calnev (Kinder Morgan Energy Partners subsidiaries within our West Coast Products Pipeline group) are subject to numerous ongoing proceedings at the FERC, including the above listed shippers’ complaints and protests regarding interstate rates on these pipeline systems. These complaints have been filed over numerous years beginning in 1992 through and including 2008. In general, these complaints allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable. If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaint) or refunds of any excess rates paid, and SFPP and Calnev may be required to reduce their rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

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

During 2008, SFPP and Calnev made combined settlement payments to various shippers totaling approximately $30 million. In October 2008 in connection with OR92-8-025, IS06-283 and OR07-5, SFPP entered into a settlement resolving disputes regarding its East Line rates filed in Docket No. IS08-28 and related dockets. In January 2009, the FERC approved the settlement. Reduced settlement rates went into effect on May 1, 2009, and SFPP will make refunds and settlement payments on May 18, 2009, which are estimated to total approximately $16.0 million.

Based on our review of these FERC proceedings, we estimate that as of March 31, 2009, shippers are seeking approximately $355 million in reparation and refund payments and approximately $30 to $35 million in additional annual rate reductions. We assume that, with respect to our SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the third quarter of 2009.

California Public Utilities Commission Proceedings

SFPP has previously reported ratemaking proceedings pending with the California Public Utilities Commission, referred to in this note as the CPUC. The complaints generally challenge rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and request prospective rate adjustments and refunds with respect to previously untariffed charges for certain pipeline transportation and related services. All of these matters have been consolidated and assigned to a single administrative law judge. At the time of this report, it is unknown when a decision from the CPUC regarding these matters will be received. Based on our review of these CPUC proceedings, we estimate that

Knight Inc. Form 10-Q

shippers are seeking approximately $100 million in reparation and refund payments and approximately $35 million in annual rate reductions.

Carbon Dioxide Litigation

Gerald O. Bailey et al. v. Shell Oil Co. et al/Southern District of Texas Lawsuit

Kinder Morgan CO2 Company, L.P. (referred to in this note as Kinder Morgan CO2), Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the southern district of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit located in southwest Colorado. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. have also asserted claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants filed motions for summary judgment on all claims.

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey and Ptasynski take nothing on their claims and that the claims of Gray were dismissed with prejudice. The court entered final judgment in favor of defendants on April 30, 2008. Defendants have filed a motion seeking sanctions against plaintiffs Bailey and Ptasynski and their attorneys. The plaintiffs have appealed the final judgment to the United States Fifth Circuit Court of Appeals. The parties concluded their briefing to the Fifth Circuit Court of Appeals in February 2009.

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

On October 2, 2007, the plaintiffs initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On June 3, 2008, the plaintiff filed a request with the American Arbitration Association seeking administration of the arbitration. In October 2008, the New Mexico federal district court entered an order declaring that the panel in the first arbitration should decide whether the claims in the second arbitration are barred by res judicata. The plaintiffs filed a motion for reconsideration of that order, which was denied by the New Mexico federal district court in January 2009. Plaintiffs have appealed to the Tenth Circuit Court of Appeals and continue to seek administration of the second arbitration by the American Arbitration Association. The American Arbitration Association has indicated it intends to stay any action pending the Tenth Circuit appeal.

MMS Notice of Noncompliance and Civil Penalty

On December 20, 2006, Kinder Morgan CO2 received a “Notice of Noncompliance and Civil Penalty: Knowing or Willful Submission of False, Inaccurate, or Misleading Information—Kinder Morgan CO2 Company, L.P., Case No. CP07-001” from the U.S. Department of the Interior, Minerals Management Service, referred to in this note as the MMS. This Notice, and the MMS’s position that Kinder Morgan CO2 has violated certain reporting obligations, relates to a disagreement between the MMS and Kinder Morgan CO2 concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties. The Notice of Noncompliance and Civil Penalty assesses a civil penalty of approximately $2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of 17

Knight Inc. Form 10-Q

alleged violations) for Kinder Morgan CO2’s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for carbon dioxide produced at McElmo Dome, during the period from June 2005 through October 2006. The MMS stated that civil penalties will continue to accrue at the same rate until the alleged violations are corrected.

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

In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline Company tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. The MMS issued a second “Order to Report and Pay” based on the “Audit Issue Letter” in August 2007 and Kinder Morgan CO2 filed its notice of appeal and statement of reasons in response in September 2007.

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

On January 6, 2009, the district court entered orders vacating the judgment and granting a new trial in the case. Kinder Morgan filed a petition with the New Mexico Supreme Court, asking that court to authorize an immediate appeal of the new trial orders. In a 2 to 1 decision, the New Mexico Supreme Court denied Kinder Morgan’s petition for immediate review of the new trial orders. The district court has scheduled a new trial to occur beginning on October 19, 2009.

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome and Bravo Dome Units are currently ongoing. These audits and inquiries

Knight Inc. Form 10-Q

involve federal agencies and the States of Colorado and New Mexico, and Colorado county taxing authorities.

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude in 2009.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP has appealed this decision and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds. Grynberg has appealed this Order to the Tenth Circuit Court of Appeals. Briefing was completed and oral argument was held on September 25, 2008. A decision by the Tenth Circuit Court of Appeals affirming the dismissal of the Kinder Morgan Defendants was issued on March 17, 2009. Grynberg filed a Petition for Rehearing En Banc and for Panel Rehearing on April 14, 2009, and the petition for rehearing was subsequently denied.

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

Knight Inc. Form 10-Q

On May 30, 2003, plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against Kinder Morgan Energy Partners and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim, that “Adam Jernee’s death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.” Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages.

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

Pasadena Terminal Fire

On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas terminal facility. One of our employees was injured and subsequently died. In addition, the pit 3 manifold was severely damaged. The cause of the incident is currently under investigation by the Railroad Commission of Texas, Texas Commission of Environmental Quality and the United States Occupational Safety and Health Administration. The remainder of the facility returned to normal operations within twenty-four hours of the incident.

Walnut Creek, California Pipeline Rupture

On November 9, 2004, excavation equipment operated by Mountain Cascade, Inc., a third-party contractor on a water main installation project hired by East Bay Municipal Utility District, struck and ruptured an underground petroleum pipeline owned and operated by SFPP in Walnut Creek, California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of Mountain Cascade, Inc. Following court ordered mediation, we have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. On January 12, 2009, the Contra Costa Superior Court granted summary judgment in favor of Kinder Morgan G.P. Services Co., Inc. in the last remaining civil suit – a claim for indemnity brought by co-defendant Camp, Dresser & McKee, Inc. The only remaining pending matter is our appeal of a civil fine of approximately $0.1 million issued by the California Division of Occupational Safety and Health.

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc., (a third-party contractor to Rockies Express Pipeline LLC, referred to in this note as Rockies Express), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was

Knight Inc. Form 10-Q

ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident was investigated by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA. In March 2008, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident. To date, the PHMSA has not issued any NOPV’s to Rockies Express, and we do not expect that it will do so. Immediately following the incident, Rockies Express and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against Kinder Morgan Energy Partners, Rockies Express and several other parties in the District Court of Harris County, Texas, 189th Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. Kinder Morgan Energy Partners has asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. On March 25, 2008, the defendants entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against Kinder Morgan Energy Partners, Rockies Express and its contractors. Kinder Morgan Energy Partners was indemnified for the full amount of this settlement by one of Rockies Express’ contractors. On October 17, 2008, the remaining plaintiffs filed a Notice of Nonsuit, which dismissed the remaining claims against all defendants without prejudice to the plaintiffs’ ability to re-file their claims at a later date. The remaining plaintiffs re-filed their Complaint against Rockies Express, Kinder Morgan Energy Partners and several other parties on November 7, 2008, Cause No. 2008-66788, currently pending in the District Court of Harris County, Texas, 189th Judicial District. The parties are currently engaged in discovery.

Charlotte, North Carolina

On November 27, 2006, the Plantation Pipeline experienced a release of approximately 95 barrels of gasoline from a Plantation Pipe Line Company block valve on a delivery line into a terminal owned by a third party company. The line was repaired and put back into service within a few days. Remediation efforts are continuing under the direction of the North Carolina Department of Environment and Natural Resources (the “NCDENR”), which issued a Notice of Violation and Recommendation of Enforcement against Plantation on January 8, 2007. Plantation continues to cooperate fully with the NCDENR.

Although Plantation does not believe that penalties are warranted, it has engaged in settlement discussions with the EPA regarding a potential civil penalty for the November 2006 release as part of broader settlement negotiations with the EPA regarding this spill and three other historic releases from Plantation, including a February 2003 release near Hull, Georgia. Plantation has entered into a consent decree with the Department of Justice and the EPA for all four releases for approximately $0.7 million, plus some additional work to be performed to prevent future releases. The payments and work required under the consent decree have been completed and Plantation has asked EPA’s concurrence to terminate the consent decree.

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

Knight Inc. Form 10-Q

Oil Spill Near Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within Kinder Morgan Energy Partners’ Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, Kinder Morgan Energy Partners initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the BC Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental remediation is near completion.The Transportation Safety Board released its investigation report (“Report”) on the incident on March 18, 2009. The Report confirmed that an absence of pipeline location marking in advance of excavation and inadequate communication between the contractor and Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Canada, the operator of the line, were the primary causes of the accident. No directives, penalties or actions of Kinder Morgan Canada are required as a result of the report. The incident remains under investigation by Provincial agencies. We do not expect this matter to have a material adverse impact on our results of operations or cash flows.

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

PHMSA Final Order

On March 27, 2009, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a Final Order denying Plantation’s administrative appeal of a Notice of Probable Violation and proposed Civil Penalty (Notice) in the amount of $0.15 million. The Final Order, which stems from a July 2004 inspection at two Plantation facilities in Virginia, alleges three violations of the PHMSA regulations including that Plantation failed to follow procedures and update certain documents. While Plantation believes it has defenses to the Final Order, it determined that it was not cost effective to appeal the Order and therefore paid the penalty on April 14, 2009. No other work is required by the Final Order and Plantation previously took steps to address the alleged violations. The matter is, therefore, fully resolved.

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

Knight Inc. Form 10-Q

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

Plaintiffs moved for class certification in January 2008.

In February, 2009 the parties submitted an agreed upon order which has been entered by the Kansas trial court certifying a class consisting of “All holders of Kinder Morgan, Inc. common stock, during the period of August 28, 2006, through May 30, 2007, and their transferees, successors and assigns. Excluded from the class are defendants, members of their immediate families or trusts for the benefit of defendants or their immediate family members, and any majority-owned affiliates of any defendant.” The parties agreed that the certification and definition of the above class was subject to revision and without prejudice to defendants’ right to seek decertification of the class or modification of the class definition.

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

General

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although it is not possible to predict the ultimate outcomes, we believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of March 31, 2009 and December 31, 2008, we have recorded total reserves for legal fees, transportation rate cases and other litigation liabilities of $227.2 million and $234.8 million, respectively. The reserve is primarily related to various claims from lawsuits related to West Coast Products Pipelines and the contingent amount is based on both probability of realization and our ability

Knight Inc. Form 10-Q

to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

The complaint seeks any and all damages related to remediating all environmental contamination at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit. The parties are currently involved in mandatory mediation and met in June and October 2008. No progress was made at any of the mediations. The mediation judge will now refer the case back to the litigation courtroom.

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

The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include cleanup costs and damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by ExxonMobil against GATX, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations between GATX (and therefore, Kinder Morgan Liquids Terminals LLC) and Support Terminals. The court may consolidate the two cases. The parties are now conducting discovery.

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

Knight Inc. Form 10-Q

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of March 31, 2009 and December 31, 2008, we have accrued an environmental reserve of $81.4 million and $85.0 million, respectively, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology. Associated with the environmental reserve, we have recorded a receivable of $20.5 million and $20.9 million as of March 31, 2009 and December 31, 2008, respectively, for expected cost recoveries that have been deemed probable.

18.  Recent Accounting Pronouncements

SFAS 141(R) and FASB Staff Position No. 141(R)-a

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

Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position FAS No. 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies This Staff Position amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising form contingencies in a business combination under SFAS No. 141R. This Staff Position carries forward the requirements in SFAS No. 141R for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. This Staff Position will have the same effective date as SFAS No. 141R, and did not have a material impact on our consolidated financial statements.

SFAS No. 160

For information on SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, see Note 2.

Knight Inc. Form 10-Q

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and provides for enhanced disclosure requirements that include, among other things, (i) a tabular summary of the fair value of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk–related to provide more information regarding an entity’s liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements. Also, see Note 14.

FASB Staff Position No. FAS 142-3

On April 25, 2008, the FASB issued FASB Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. For us, this Staff Position was effective January 1, 2009, and the adoption of this Staff Position did not have a material impact on our consolidated financial statements.

FASB Staff Position No. FAS 157-3

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active. This Staff Position provides guidance clarifying how SFAS No. 157, “Fair Value Measurements” should be applied when valuing securities in markets that are not active. This Staff Position applies the objectives and framework of SFAS No. 157 to determine the fair value of a financial asset in a market that is not active, and it reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance also states that significant judgment is required in valuing financial assets. This Staff Position became effective upon issuance, and did not have any material effect on our consolidated financial statements.

EITF 08-6

On November 24, 2008, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 08-6, or EITF 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies certain accounting and impairment considerations involving equity method investments. For us, this Issue was effective January 1, 2009, and the adoption of this Issue did not have any impact on our consolidated financial statements.

FASB Staff Position No. FAS 132(R)-1

On December 30, 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This Staff Position is effective for financial statements ending after December 15, 2009 (December 31, 2009 for us) and requires additional disclosure of pension and postretirement benefit plan assets regarding (i) investment asset classes; (ii) fair value measurement of assets; (iii) investment strategies; (iv) asset risk and (v) rate-of-return assumptions. We do not expect this Staff Position to have a material impact on our consolidated financial statements.

Securities and Exchange Commission’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission issued its final rule Modernization of Oil and Gas Reporting, which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. We are currently reviewing the effects of this final rule.

FASB Staff Position No. FAS 157-4
FASB Staff Position No. FAS 107-1 and APB 28-1
FASB Staff Position No. FAS 115-2 and FAS 124-2

On April 9, 2009, the FASB issued three separate Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. This Staff Position provides additional guidance to highlight and expand on the

Knight Inc. Form 10-Q

factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.

FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures from annual only to quarterly, in order to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. This Staff Position requires us to disclose in our interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as well as the method(s) and significant assumptions we use to estimate the fair value of those financial instruments.

FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This Staff Position changes (i) the method for determining whether an other-than-temporary impairment exists for debt securities and (ii) the amount of an impairment charge to be recorded in earnings.

These three Staff Positions are effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for us). We do not expect these Staff Positions to have a material impact on our consolidated financial statements.

19.  Subsequent Events

On April 6, 2009, Kinder Morgan Energy Partners entered into four additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $750 million related to (i) $125 million 7.75% senior notes due 2032, (ii) $225 million of 5.00% senior notes due 2013, (iii) $300 million 7.40% senior notes due 2031 and (iv) $100 million of 5.85% senior notes due 2012.

On April 23, 2009, Kinder Morgan Energy Partners acquired certain terminal assets and operations from Megafleet Towing Co., Inc. for an aggregate consideration of approximately $23.0 million, consisting of $18.0 million in cash and a contingent obligation to pay an additional $5 million in cash on April 23, 2014, five years from closing. The contingent obligation will be recorded at its fair value, and is based upon the purchased assets providing Kinder Morgan Energy Partners an agreed-upon amount of earnings during the five-year period. The acquired assets primarily consist of nine marine vessels that provide towing and harbor boat services in the Gulf coastal area, the intracoastal waterways, and the Houston Ship Channel. The acquisition complements and expands existing Gulf Coast and Texas petroleum coke terminal operations, and all of the acquired assets are included in the Terminals-KMP business segment. Kinder Morgan Energy Partners will allocate the total purchase price to assets acquired and liabilities assumed in the second quarter of 2009.

On May 7, 2009 (effective May 14, 2009), Kinder Morgan Energy Partners entered into an agreement to issue $300 million of 5.625% senior note due February 15, 2015 and $700 million of 6.85% senior notes due February 15, 2020. Kinder Morgan Energy Partners will use net proceeds to reduce borrowings under its bank credit facility.

On May 7, 2009 (and effective May 14, 2009), Kinder Morgan Energy Partners entered into three additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $700 million related to the issuance of $700 million of 6.85% senior notes due February 15, 2020.

Knight Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following information should be read in conjunction with (i) the accompanying interim consolidated financial statements and related notes; and (ii) the consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

Our financial statements and the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the August 28, 2008 transfer of our 33 1/3% interest in the Express and Platte crude oil pipeline system net assets (collectively referred to in this report as the Express pipeline system) and the Jet Fuel pipeline system net assets to Kinder Morgan Energy Partners for all periods presented within the Kinder Morgan Canada–KMP business segment.

The February 15, 2008 sale of our 80% interest in NGPL PipeCo LLC affects comparisons of our financial position and results of operations between the dates and periods reported below.

In addition to any uncertainties described in this discussion and analysis, we are subject to a variety of risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations. See Part II, Item 1A “Risk Factors.”

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2008 Form 10-K. There have not been any significant changes in these policies and estimates during the three months ended March 31, 2009.

Noncontrolling Interests in Consolidated Subsidiaries

As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling ownership interests is no longer classified as an expense. Instead, Net Income is allocated between Knight Inc.’s stockholder and the non-controlling interests. As prescribed by this Statement, we applied SFAS No. 160 for all periods presented.

Impact of the Purchase Method of Accounting on Segment Earnings

As further disclosed in Note 1 of Notes to Consolidated Financial Statements in our 2008 Form 10-K, on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Knight Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. This transaction is referred to in this report as “the Going Private transaction.” Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

The impacts of the purchase method of accounting on segment earnings before depreciation, depletion and amortization (“DD&A”) relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2–KMP segment. The impact of this revaluation on the CO2–KMP segment is described in its segment discussion, which follows. The effects on DD&A expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to DD&A expense in periods subsequent to May 30, 2007. The purchase accounting effects on “Interest and Other, Net” result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in

Knight Inc. Form 10-Q

changes to interest expense in subsequent periods.

Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,		Increase/(Decrease) Change from 2008
	2009	2008	Dollars	Percent
	(In millions, except percentages)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments[1]
NGPL PipeCo LLC [2]	$12.3	96.0	$(83.7)	(87)%
Power	1.1	2.1	(1.0)	(48)%
Products Pipelines–KMP[3]	145.4	140.2	5.2	4%
Natural Gas Pipelines–KMP[4]	200.0	188.4	11.6	6%
CO2–KMP[5]	191.7	233.3	(41.6)	(18)%
Terminals–KMP[6]	134.3	125.8	8.5	7%
Kinder Morgan Canada–KMP[7]	19.5	34.6	(15.1)	(44)%
Segment Earnings before DD&A	704.3	820.4	(116.1)	(14)%
Depreciation, Depletion and Amortization Expense	(264.8)	(218.1)	(46.7)	(21)%
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)	-	-%
Other Operating Income	11.5	-	11.5	NA
General and Administrative Expense	(92.9)	(86.3)	(6.6)	(8)%
Interest and Other, Net	(150.3)	(204.5)	54.2	27%
Income from Continuing Operations before Income Taxes[1]	206.4	310.1	(103.7)	(33)%
Income Taxes[1]	(61.3)	(78.1)	16.8	22%
Income from Continuing Operations	145.1	232.0	(86.9)	(37)%
Loss from Discontinued Operations, Net of Tax	(0.2)	(0.1)	(0.1)	(100)%
Net Income	144.9	231.9	(87.0)	(38)%
Net Income Attributable to Noncontrolling Interests	(29.6)	(126.2)	96.6	77%
Net Income Attributable to Knight Inc.’s Stockholder	$115.3	$105.7	$9.6	9%
_____________
[1]	Kinder Morgan Energy Partners’ income taxes of $19.3 million and $9.0 million for the three months ended March 31, 2009 and 2008, respectively, are included in segment earnings.
[2]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria Acquisition Inc. (“Myria”). As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

[3]	2009 and 2008 amounts include decreases in income of $0.6 million and $0.8 million, respectively, resulting from unrealized foreign currency losses on long-term debt transactions.
[4]
2009 amount includes a $1.3 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas. 2008 amount includes a $0.2 million increase in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting. 2009 amount includes a $0.8 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

[5]
2009 and 2008 amounts include $24.3 million and $33.5 million, respectively, increases in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

[6]
2009 amount includes a $0.4 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

[7]
Includes earnings of the Trans Mountain pipeline system, our interest in the Express pipeline system and the Jet Fuel pipeline system. 2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of the previously established deferred tax liability.

Net Income Attributable to Knight Inc.’s Stockholder, totaled $115.3 million in the first quarter of 2009 as compared to $105.7 million in the first quarter of 2008. Our total revenues for the comparative first quarter periods were $1,828.9 million and $2,895.0 million, respectively.

Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (available cash as defined in Kinder Morgan Energy Partners’ partnership agreement generally consists of all cash receipts, less cash disbursements and changes in reserves), we, and Kinder Morgan Energy Partners,

Knight Inc. Form 10-Q

consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our stockholder. We also use segment earnings before depreciation, depletion and amortization expenses (presented in the table above and sometimes referred to in this report as EBDA) internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our seven reportable business segments.

Total segment EBDA totaled $704.3 million in the first quarter of 2009, compared to $820.4 million in the first quarter of 2008. The overall $116.1 million (14%) decrease in total segment EBDA, relative to the first three months of last year, included a $26.6 million decrease from the combined effect of the certain items described in the footnotes to the table above (combining to increase total segment EBDA by $6.3 million in 2009 and to increase total segment EBDA by $32.9 million in 2008). The remaining $89.5 million decrease in EBDA between the first quarter 2009 and 2008 is primarily due to decreases in the NGPL PipeCo LLC business segment primarily due to the sale of an 80% interest in NGPL PipeCo LLC on February 15, 2008 and a decrease in EBDA from the CO2–KMP segment primarily due to lower combined crude oil and natural gas plant product sales. These decreases were partially offset by higher earnings in 2009 from the Natural Gas Pipelines–KMP, Terminals–KMP and Products Pipelines–KMP business segments.

Although the majority of the cash generated by our assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment’s oil and gas producing activities are exposed to commodity price risk. That risk is primarily mitigated by a long term hedging strategy under which Kinder Morgan Energy Partners has hedged the majority of its long-term production. However, Kinder Morgan Energy Partners does have exposure on unhedged volumes, most of which are natural gas liquids.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the three months ended March 31, 2009 and 2008.

NGPL PipeCo LLC

	Three Months Ended March 31,
	2009	2008
	(In millions)
Segment Earnings before DD&A	$12.3	$96.0

The $83.7 million decrease in segment earnings before DD&A between the first quarter 2009 and 2008 in the NGPL PipeCo LLC business segment was primarily due to the February 15, 2008, sale of an 80% ownership interest in NGPL PipeCo LLC to Myria Acquisition Inc. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment. Segment earnings before DD&A at the 100% asset ownership level were $89.7 million for the period from January 1, 2008 to February 14, 2008 and for the period February 15, 2008 to March 31, 2008 our equity earnings were $6.3 million.

At the 100% asset ownership level, NGPL PipeCo LLC’s net income for the quarters ended March 31, 2009 and March 31, 2008 was $61.8 million and $62.4 million, respectively, a decrease of $0.6 million. Operating revenues increased to $289.1 million for the three months ended March 31, 2009 from $275.1 million for the same period in 2008. The $14.0 million (5.3%) increase in revenues between the first quarters of 2009 and 2008 contributed to $11.6 million of incremental gross profit, which was offset by $10.3 million of incremental operations and maintenance expense, $1.6 million of higher interest expense, net of interest income, and $1.2 million of additional depreciation and other expense. The net $1.5 million reduction in income before taxes and modest reduction in the effective tax rate contributed to a $0.9 million reduction in tax expense between the quarters ended March 31, 2009 and March 31, 2008.

Power

The Power segment consists of Triton Power Michigan LLC’s lease and operation of the Jackson, Michigan 550-megawatt natural gas fired electric power plant.

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating Revenues	$6.6	7.5
Operating Expenses and Noncontrolling Interests	(5.5)	(5.4)
Segment Earnings before DD&A	$1.1	2.1

Knight Inc. Form 10-Q

Power’s segment earnings before DD&A decreased by $1.0 million in the first quarter of 2009, when compared to the first quarter of 2008, primarily due to a $1.5 million reduction in operating expenses in the first quarter of 2008 from a property tax settlement.

Products Pipelines–KMP

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating Revenues	$188.2	$198.3
Operating Expenses	(49.0)	(62.4)
Other Expense	-	(0.1)
Earnings from Equity Investments	3.5	4.8
Interest Income and Other Income, Net[1]	2.8	0.5
Income Tax Benefit (Expense)	(0.1)	(0.9)
Segment Earnings (Loss) Before DD&A	$145.4	$140.2

Operating Statistics (MMBbl)
Gasoline	95.6	97.8
Diesel Fuel	35.5	38.6
Jet Fuel	26.8	29.7
Total Refined Product Volumes	157.9	166.1
Natural Gas Liquids	4.8	6.9
Total Delivery Volumes[2]	162.7	173.0
____________
[1]	2009 and 2008 amounts include decreases in income of $0.6 million and $0.8 million, respectively, resulting from unrealized foreign currency losses on long-term debt transactions.
[2]	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

Combined, the certain items described in the footnote to the table above account for a $0.2 million increase in the segment’s EBDA between the first quarter of 2009 and the first quarter of 2008. Following is information related to the increases and decreases, in the same comparable periods of 2009 and 2008, of the segment’s remaining changes in EBDA and changes in operating revenues:

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
West Coast Terminals	$5.7	50%	$4.6	26%
Central Florida Pipeline	2.5	25%	3.1	26%
Cochin Pipeline System	1.1	11%	(3.7)	(26)%
Plantation Pipeline	(2.1)	(18)%	(6.1)	(55)%
Pacific Operations	(1.1)	(2)%	(4.9)	(5)%
All Other (Including Eliminations)	(1.1)	(3)%	(3.1)	(6)%
Total Products Pipelines	$5.0	4%	$(10.1)	(5)%

The earnings growth from the Products Pipelines-KMP business segment in the first quarter of 2009 was driven by higher rates and asset expansions at the West Coast Terminals, and by higher ethanol revenues on the Central Florida Pipeline. Ongoing weak economic conditions continued to dampen demand for refined petroleum products at many of the remaining assets in this segment, resulting in lower revenues and volumes relative to the first quarter of 2008. However, reduced demand has been partially offset by lower fuel and power expenses, and by negotiating new service and supply contracts at lower prices compared to last year.

Total segment operating expenses, which include costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes decreased $13.4 million (21%) in the first quarter of 2009, when compared to the first quarter of 2008. Also in the first quarter of 2009, Kinder Morgan Energy Partners entered into certain commercial agreements with several customers to ship biodiesel on a portion of the Plantation Pipeline beginning in April 2009.

The quarter-to-quarter earnings increase from Kinder Morgan Energy Partners’ West Coast terminal operations was largely revenue related, driven by higher revenues from its combined Carson/Los Angeles Harbor terminal system and by

Knight Inc. Form 10-Q

incremental returns from the completion of a number of capital expansion projects that modified and upgraded terminal infrastructure since the end of the first quarter of 2008. Revenues at the Carson/Los Angeles terminal complex increased $3.5 million in the first quarter of 2009, mainly due to increased warehouse revenues resulting from customer contract revisions made since the first quarter a year ago. Revenues from the remaining West Coast facilities increased $1.1 million, due mostly to additional throughput and storage services associated with renewable fuels (both ethanol and biodiesel).

The earnings increase from the Central Florida Pipeline was driven by incremental ethanol revenues, resulting from capital expansion projects that provided ethanol storage and terminal service beginning in mid-April 2008 at the Tampa and Orlando terminals.

Compared to the first quarter last year, earnings before depreciation, depletion and amortization from the Cochin pipeline system also increased in the first quarter of 2009, despite a 26% drop in revenues largely attributable to lower propane delivery volumes in the three-month 2009 period. In the first quarter of 2009, total throughput volumes on the Cochin pipeline system declined 18% compared to the prior year first quarter, due primarily to propane supply constraints in Western Canada contributing to the 26% decrease in revenues for the first quarter of 2009 as compared to the first quarter in 2008. However, this $3.7 million decrease in revenues was more than offset by decreases in operating expenses and higher other income.

The overall increase in segment earnings before depreciation, depletion and amortization in the first quarter of 2009 compared to the first quarter of 2008 also included period-to-period decreases in earnings from both Kinder Morgan Energy Partners’ equity investment in Plantation and from its Pacific operations. The segment’s $1.3 million (27%) decrease in earnings from equity investments relates to lower net income earned by Plantation Pipe Line Company. Plantation’s lower net income was primarily attributable to lower oil loss allowance revenues in the first quarter of 2009, relative to last year, reflecting the decline in refined product market prices since the end of the first quarter of 2008.

Combining all of the segment’s operations, total revenues from refined petroleum products deliveries decreased 3.4% in the first quarter of 2009, while total products delivery volumes decreased 4.9%, when compared to the first quarter of 2008. Excluding Plantation, total refined products delivery revenues were down 2% and volumes were down 7.4%, when compared to last year. Total gasoline delivery volumes decreased 2.3% (primarily on the Pacific operations), diesel volumes decreased 7.9%, and jet fuel volumes decreased 9.6%, respectively, in the first quarter of 2009 compared to the first quarter of 2008. Natural gas liquids delivery volumes decreased by 30% in the first quarter of 2009 compared to the first quarter last year, chiefly due to lower propane deliveries on the Cochin Pipeline and to lower liquids deliveries from the Cypress Pipeline.

Natural Gas Pipelines–KMP

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating Revenues	$1,051.7	$1,912.5
Operating Expenses[1]	(890.5)	(1,744.9)
Other Expense[2]	(0.8)	-
Earnings from Equity Investments	26.6	23.5
Interest Income and Other Income, Net	14.7	0.2
Income Tax Expense	(1.7)	(2.9)
Segment Earnings before DD&A	$200.0	$188.4

Operating Statistics (Trillion Btus)
Natural Gas Transport Volumes[3]	545.2	495.4
Natural Gas Sales Volumes[4]	203.7	215.0
___________
[1]
2009 amount includes a $1.3 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas. 2008 amount includes a $0.2 million increase in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

[2]
2009 amount includes a $0.8 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

[3]
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, and Texas intrastate natural gas pipeline group volumes.

[4]	Represents Texas intrastate natural gas pipeline group volumes.

Knight Inc. Form 10-Q

Combined, the certain items described in the footnotes to the table above account for a $2.3 million decrease in EBDA between the first quarter of 2009 and the first quarter of 2008. Following is information related to the increases and decreases, in the same comparable periods of 2009 and 2008, of the segment’s remaining changes in EBDA and changes in operating revenues:

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Kinder Morgan Louisiana Pipeline	$8.6	NA	$-	NA
Rockies Express Pipeline	4.7	31%	-	NA
Kinder Morgan Interstate Gas Transmission	4.2	16%	1.4	4%
Texas Intrastate Natural Gas Pipeline Group	(1.8)	(2)%	(841.2)	(47)%
Thunder Creek	(1.2)	(100)%	-	NA
All Others	(0.6)	(2)%	(23.4)	(34)%
Intrasegment Eliminations	-	NA	2.4	91%
Total Natural Gas Pipelines	$13.9	7%	$(860.8)	(45)%

The overall increase in the Natural Gas Pipeline-KMP segment earnings before depreciation, depletion and amortization expenses in the three months ended March 31, 2009, when compared to the same period last year, was driven primarily by incremental earnings from the Kinder Morgan Louisiana Pipeline, incremental contributions from the 51% equity ownership interest in the Rockies Express Pipeline, and higher earnings from the Kinder Morgan Interstate Gas Transmission pipeline system (“KMIGT”).

The incremental earnings before depreciation, depletion and amortization expenses from the Kinder Morgan Louisiana Pipeline reflects other non-operating income realized in the first quarter of 2009 pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance). The equity cost of capital allowance provides for a reasonable return on construction costs that are funded by equity contributions, similar to the allowance for capital costs funded by borrowings.

Kinder Morgan Energy Partners’ equity investment in Rockies Express Pipeline LLC provided incremental earnings for the first quarter of 2009 primarily due to earnings attributable to its Rockies Express-West natural gas pipeline segment, which began full operations in May 2008. Transport volumes for the entire Rockies Express Pipeline increased 66% in the first quarter of 2009, when compared to the first quarter last year, and this increase was primarily due to the full operations of Rockies Express-West.

The increase in earnings from the KMIGT natural gas pipeline system reflects a higher period-to-period operating margin, driven by higher firm transportation demand fees and higher pipeline fuel recoveries, relative to the first quarter a year ago. The increase in demand fees was mainly due to the Colorado Lateral and Ethanol expansions.

The segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the first quarter of 2009 was partly offset by lower earnings from Kinder Morgan Energy Partners’ Texas intrastate natural gas pipeline group, and by the lack of earnings from its previously owned equity investment in Thunder Creek Gas Services, LLC. Kinder Morgan Energy Partners sold its 25% ownership interest in Thunder Creek to a third party in April 2008, and it received cash proceeds, net of closing costs and settlements, of approximately $50.7 million for its investment.

The Texas intrastate natural gas pipeline group includes the operations of the Kinder Morgan Tejas (including Kinder Morgan Border Pipeline), Kinder Morgan Texas Pipeline, Kinder Morgan North Texas Pipeline and the Mier-Monterrey Mexico Pipeline, and although combined earnings from the intrastate group dropped $1.8 million (2%) in the first quarter of 2009 compared to the first quarter of 2008, the group’s combined earnings accounted for more than half (53% and 58%, respectively) of the Natural Gas Pipelines-KMP segment’s total earnings before depreciation, depletion and amortization expenses in each of the first three months of 2009 and 2008.

The Texas intrastate natural gas pipeline group’s decrease in earnings in the first quarter of 2009 was mainly attributable to lower margins from natural gas sales and processing activities, but partially offset by higher earnings from both natural gas storage activities and transportation demand fees. In the first quarter of 2009, the Texas intrastate natural gas pipeline group benefitted from several new storage and transport demand fee contracts.

Knight Inc. Form 10-Q

CO2–KMP

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating Revenues[1]	$253.2	$319.9
Operating Expenses	(66.6)	(90.7)
Earnings from Equity Investments	5.8	5.6
Other Income, Net	-	(0.2)
Income Tax Benefit (Expense)	(0.7)	(1.3)
Segment Earnings before DD&A	$191.7	$233.3

Operating Statistics
Carbon Dioxide Delivery Volumes(Bcf)[2]	212.8	180.2
SACROC Oil Production (Gross)(MBbl/d)[3]	30.0	27.3
SACROC Oil Production (Net)(MBbl/d)[4]	25.0	22.8
Yates Oil Production (Gross)(MBbl/d)[3]	26.5	28.6
Yates Oil Production (Net)(MBbl/d)[4]	11.7	12.7
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	8.9	9.5
Realized Weighted Average Oil Price per Bbl[5,6]	$43.85	$50.03
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$28.10	$65.93

[1]
2009 and 2008 amounts include $24.3 million and $33.5 million, respectively, increases in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

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

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. Combined, the certain items described in the footnote to the table above account for a $9.2 million decrease in both the segment’s EBDA and operating revenues between the first quarter of 2009 and the first quarter of 2008. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three-month period of 2009 and 2008, of the segment’s remaining EBDA and operating revenues:

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(6.7)	(10)%	$(6.0)	(8)%
Oil and Gas Producing Activities	(25.7)	(19)%	(55.2)	(24)%
Intrasegment Eliminations	-	N/A	3.7	21%
Total	$(32.4)	(16)%	$(57.5)	(20)%

The CO2–KMP segment’s overall quarter-to-quarter decrease in segment earnings before depreciation, depletion and amortization expenses in 2009 versus 2008 was primarily due to lower earnings from oil and gas producing activities, which include the operations associated with Kinder Morgan Energy Partners’ ownership interests in oil-producing fields and natural gas processing plants. The decrease in earnings from oil and gas producing activities was driven by a $51.3 million (23%) decrease in combined crude oil and natural gas plant products sales revenues in the first quarter of 2009, when compared to the first quarter a year ago.

Knight Inc. Form 10-Q

Overall, the segment’s average realization for crude oil in the first quarter of 2009 decreased 12% when compared to the first quarter of 2008 (from $50.03 per barrel in 2008 to $43.85 per barrel in 2009). The average natural gas liquids realization decreased 57% in the first quarter of 2009, when compared to the first quarter of 2008 (from $65.93 per barrel in 2008 to $28.10 per barrel in 2009).

The quarter-to-quarter decrease in revenues from lower realized weighted average prices was partly offset by an over 2% increase in sales volumes in 2009 versus 2008 and lower operating expenses. An increase in average gross oil production at SACROC more than offset a decline at Yates and in natural gas liquids. SACROC averaged 30.0 thousand barrels per day for the first quarter of 2009, up nearly 10% compared to the first quarter of 2008. At Yates, average gross oil production for the first quarter of 2009 declined by 7% versus the same quarter last year and natural gas liquids products volumes decreased over 6%. The decrease in volumes was partly due to the lingering effects from the 2008 hurricane season, which resulted in pipeline pro-rationing (production allocation) in January 2009.

The CO2 –KMP segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids. To some extent, Kinder Morgan Energy Partners is able to mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. Nonetheless, decreases in the prices of crude oil and natural gas liquids will have a negative impact on the results of the CO2–KMP business segment, and even though Kinder Morgan Energy Partners hedges the majority of its crude oil production, it does have exposure to unhedged volumes, the majority of which are natural gas liquids volumes.

All of Kinder Morgan Energy Partners’ hedge gains and losses for crude oil and natural gas liquids are included in the realized average price for oil, and had it not used energy derivative contracts to transfer commodity price risk, its crude oil sales prices would have averaged $38.48 per barrel in the first quarter of 2009, and $96.91 per barrel in the first quarter of 2008. For more information on hedging activities, see Note 14 of the accompanying Notes to Consolidated Financial Statements.

The quarter-to-quarter decrease in EBDA from the segment’s sales and transportation activities was also largely revenue related, reflecting both a $2.3 million decrease in carbon dioxide and crude oil pipeline transportation revenues and a $2.8 million decrease in earnings from lower asset sales (due to the sale of certain pipeline meters in March 2008). The decrease in pipeline transportation revenues was largely due to lower transport revenues in the first quarter of 2009 from Kinder Morgan Energy Partners’ Wink crude oil pipeline and its Central Basin carbon dioxide pipeline. The decrease in Wink revenues was due to favorable pipeline imbalance adjustments realized in the first quarter of 2008, and the decrease in Central Basin revenues was mainly due to a favorable transportation settlement reached with a pipeline customer in the first quarter of 2008.

Revenues from carbon dioxide sales to third parties were essentially flat across the first quarters of 2009 and 2008 (decreasing by only $1.0 million (2%) in 2009 versus 2008), and Kinder Morgan Energy Partners does not recognize profits on carbon dioxide sales to itself. Quarter-to-quarter carbon dioxide delivery volumes increased 18% in 2009, due to both incremental volumes attributable to expansion projects completed since the end of the first quarter of 2008, and incremental volumes from the Doe Canyon carbon dioxide source field located in Dolores County, Colorado, which began operations in mid-January 2008.

Compared to the first quarter of 2008, the segment’s $24.1 million (27%) decrease in combined operating expenses in the first quarter of 2009 was largely due to a $9.9 million (47%) decrease in severance and property tax expenses, a $7.5 million (32%) decrease in fuel and power expenses, and a $5.6 million (13%) decrease in field operating expenses. The decrease in severance tax expenses was primarily related to the period-to-period decrease in crude oil revenues. The decreases in fuel, power, and other operating expenses were largely related to lower prices charged by the industry’s material and service providers since the end of the first quarter of 2008, which impacted rig costs and other materials and services. The drop in price levels was primarily due to the same external factors that impacted sales revenues—as price levels for such expenses (and capital and exploratory costs) are largely driven by the volatility of the industry’s own supply and demand conditions.

Knight Inc. Form 10-Q

Terminals–KMP

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating Revenues	$267.9	$280.2
Operating Expenses	(133.6)	(152.8)
Other Income[1]	0.5	0.6
Earnings from Equity Investments	0.1	1.0
Interest Income and Other Income (Expense), Net	(0.1)	1.3
Income Tax Expense	(0.5)	(4.5)
Segment Earnings before DD&A	$134.3	$125.8

Operating Statistics
Bulk Transload Tonnage (MMtons)[2]	18.8	23.9
Liquids Leaseable Capacity (MMBbl)	54.2	50.0
Liquids Utilization	97.3%	97.5%
____________
[1]
2009 amount includes a $0.4 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

[2]	Volumes for acquired terminals are included for both periods.

The Terminals-KMP business segment includes the operations of Kinder Morgan Energy Partners’ petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines-KMP segment), along with coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. The Terminals-KMP segment groups its bulk and liquids terminal operations into regions based on geographic location and/or primary operating function. This structure allows management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

The segment’s $8.5 million (7%) increase in earnings before depreciation, depletion and amortization and its $12.3 million (4%) decrease in operating revenues in the first quarter of 2009 versus the first quarter of 2008 represent net changes in terminal results at various locations, and include incremental amounts of earnings and revenues of $1.0 million and $2.5 million, respectively, attributable to terminal operations Kinder Morgan Energy Partners acquired since the end of the first quarter of 2008.

The certain item described in the footnote to the table above accounts for a $0.4 million decrease in EBDA between the first quarter of 2009 and the first quarter of 2008. Following is information, by terminal operating region, related to the remaining $7.9 million (6%) increase in segment EBDA and the remaining $14.8 million (5%) decrease in segment revenues in the first quarter of 2009 versus the first quarter of 2008. These increases represent changes from the terminal operations Kinder Morgan Energy Partners owned during the first three months of both comparable years.

	EBDA		Revenues
	Increase/(Decrease)		Increase/(Decrease)
	(In millions, except percentages)
Mid-Atlantic	$4.2	62%	$3.8	19%
Texas Petcoke	3.4	23%	(0.8)	(2)%
Lower River (Louisiana)	3.3	41%	(2.9)	(11)%
Northeast	3.1	17%	3.5	12%
West	1.7	27%	1.9	12%
Mid River	(3.0)	(44)%	(9.0)	(41)%
Materials Services	(2.1)	(45)%	(4.6)	(35)%
Southeast	(1.8)	(17)%	(4.7)	(19)%
All others	(0.9)	(2)%	(2.0)	(2)%
Total Terminals	$7.9	6%	$(14.8)	(5)%

The overall increase in earnings before depreciation, depletion and amortization in the first quarter of 2009 from the Mid-Atlantic terminals was primarily related to the Pier IX bulk terminal located in Newport News, Virginia. The earnings

Knight Inc. Form 10-Q

increase at Pier IX was driven by higher period-to-period revenues in 2009, due to higher average coal transfer rates and to incremental coal transfer revenues that were partly related to an expansion project completed in the first quarter of 2008.

The increase in earnings from the Texas Petcoke terminals, which primarily handle petroleum coke tonnage in and around the Texas Gulf Coast, was mainly due to higher petroleum coke throughput volumes and higher handling rates at its Port of Houston and Port Arthur, Texas terminal locations, when compared to the first quarter last year. The period-to-period increases in the Texas terminals’ petcoke shipments were mainly related to higher production volumes in 2009, and partly related to a refinery shutdown in the first quarter of 2008.

The quarter-to-quarter earnings increase from the Lower River (Louisiana) terminals was largely associated with the segment’s $4.0 million decrease in income tax expense due to lower taxable income in the tax paying Kinder Morgan Energy Partners subsidiaries in the first quarter of 2009, when compared to last year’s first quarter. Kinder Morgan Energy Partners also realized quarter-to-quarter earnings increases from its Northeast and West terminals, primarily due to expansion projects at our Kinder Morgan North 40 terminal, and at its three New York Harbor liquids terminals: Perth Amboy, New Jersey terminal; Carteret, New Jersey terminal; and Staten Island, New York terminal

Overall, the liquids terminal operations benefited from an over 4.2 million barrels (8%) increase in liquids leasable capacity since the end of the first quarter of 2008, with most of the increase coming from internal capital investment driven by continued strong demand for imported fuel. At the same time Kinder Morgan Energy Partners increased storage capacity, its overall liquids utilization capacity rate (the ratio of actual leased capacity to estimated potential capacity) remained essentially flat across both comparable quarters.

The overall increase in segment earnings before depreciation, depletion and amortization from terminals owned during the first three months of both comparable years was partly offset by lower earnings from the Mid River terminals, Materials Services (rail-transloading) facilities, and Southeast terminals. The decreases in earnings and revenues were primarily driven by lower business activity at various Kinder Morgan Energy Partners owned and/or operated rail and terminal sites that are primarily involved in the handling and storage of steel and alloy products.

The Terminals-KMP segment first quarter 2009 bulk traffic tonnage was down 5.1 million tons (21%) compared to the first quarter of 2008. While tonnage and operating results vary by region and terminal, the decrease in bulk tonnage volume was generally due to the economic contraction that began last year. The economic downturn negatively affected the worldwide steel industry and has led to a general decrease in U.S. port activity, relative to the first quarter last year. As a result, domestic and overseas vessel traffic trailed year-earlier levels and throughput volumes for steel, metal ores, and construction materials declined, when compared to the first quarter of 2008.

Kinder Morgan Canada–KMP

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating Revenues	$50.0	43.9
Operating Expenses	(15.2)	(15.7)
Other Income	-	2.2
Earnings from Equity Investment	0.3	3.6
Interest Income and Other Income, Net	0.7	-
Income Tax Benefit (Expense)[1]	(16.3)	0.6
Segment Earnings before DD&A	$19.5	34.6

Operating Statistics
Transport Volumes (MMBbl)	24.8	19.5
____________
[1]
2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of the previously established deferred tax liability.

The Kinder Morgan Canada–KMP segment includes operations Knight Inc. sold to Kinder Morgan Energy Partners: (i) Trans Mountain pipeline system (transferred effective April 30, 2007), (ii) one-third interest in the Express pipeline system (transferred effective August 28, 2008) and (iii) Jet Fuel pipeline system (transferred effective August 28, 2008). These operations had been reported separately in previous reports. The information in the table above reflects the results of operations for Trans Mountain, the one-third interest in Express and Jet Fuel for all periods presented. See Note 13 of the accompanying Notes to Consolidated Financial Statements.

Knight Inc. Form 10-Q

Segment earnings before DD&A decreased by $15.1 million (44%) for the three months ended March 31, 2009 over the comparable period in 2008. $14.9 million of this decrease is due to the non-cash income tax adjustment described in footnote (1) to the table above, the remaining segment decrease in earnings of $0.2 million is due to $0.3 million lower earnings on Express and $0.1 million higher earnings on Trans Mountain.

Trans Mountain’s operating revenues increased by $6.3 million from the first quarter of 2009 compared to 2008. This reflected a 27% increase in mainline throughput volumes, due primarily to expansion projects completed since the end of the first quarter of 2008 that increased pipeline transportation capacity. On both April 28th and October 30th of 2008, Kinder Morgan Energy Partners completed separate portions of the pipeline’s Anchor Loop expansion project and combined, this project boosted pipeline capacity by 15% (from 260,000 barrels per day to 300,000 barrels per day) and resulted in higher period-to-period average toll rates.

General and Administrative Expense

	Three Months Ended March 31,
	2009	2008
	(In millions)
Knight Inc. General and Administrative Expense	$10.4	$9.5
Kinder Morgan Energy Partners General and Administrative Expense	82.5	76.8
Consolidated General and Administrative Expense	$92.9	$86.3

General and Administrative Expense increased $6.6 million (8%) from the first quarter of 2009 as compared to the first quarter of 2008. This increase was primarily due to $2.7 million increase in payroll and benefit costs, and $3.1 million decrease in capitalized Kinder Morgan Energy Partners’ overhead expenses, compared to the first quarter a year ago, primarily due to lower overall spending on capital projects.

Interest and Other, Net

	Three Months Ended March 31,
	2009	2008
	(In millions)
Interest Expense, Net	$141.5	$210.7
Interest Expense–Deferrable Interest Debentures	0.5	(6.7)
Other, Net[1]	8.3	0.5
Consolidated Interest and Other, Net[1]	$150.3	$204.5
____________
[1]	“Other, Net” represents offset to noncontrolling interests and interest income shown above and included in segment earnings.

The $69.2 million (33%) decrease in Interest Expense, Net in the first quarter of 2009, relative to 2008, was primarily due to a reduction in Knight Inc.’s debt, which was paid down with proceeds from asset sales undertaken during the last year, partially offset by increased debt balances at Kinder Morgan Energy Partners required to support capital expansion programs.

Income Taxes

The $6.5 million (7.5%) decrease in income tax expense from the first quarter of 2009 of $80.6 million, compared to the $87.1 million of first quarter of 2008 income tax expense, is due to (i) lower tax expense as a result of the decrease in pre-tax income for our taxable subsidiaries and investments, (ii) non-cash FIN No. 48 adjustments, (iii) a dividends received deduction recorded in the three months ended March 31, 2009 and (iv) reduction in our state tax rate. These decreases are partially offset by additional taxes resulting from non-cash deferred tax liability adjustments associated with Kinder Morgan Energy Partners’ TransMountain pipeline and additional taxes resulting from a decrease in non-deductible goodwill. Much of the decrease in income between the first quarter of 2009 and the first quarter of 2008 is associated with our non-taxable subsidiaries and investments. See Note 8 of the accompanying Notes to Consolidated Financial Statements for more information about income taxes.

Knight Inc. Form 10-Q

Liquidity and Capital Resources

We believe that we and our subsidiaries and investments, including Kinder Morgan Energy Partners, have liquidity and access to financial resources as discussed below sufficient to meet future requirements for working capital, debt repayment and capital expenditures associated with existing and future expansion projects.

Customer and Capital Market Liquidity

Some of Kinder Morgan Energy Partners’ customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. These financial problems may arise from the current credit markets crisis, changes in commodity prices or otherwise. Kinder Morgan Energy Partners is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers. Kinder Morgan Energy Partners cannot provide assurance that one or more of its financially distressed customers will not default on its obligations to Kinder Morgan Energy Partners or that such a default or defaults will not have a material adverse effect on Kinder Morgan Energy Partners’ business, financial position, future results of operations, or future cash flows; however, Kinder Morgan Energy Partners believes it has provided adequate allowance for such customers.

Invested Capital

In addition to the direct sources of debt and equity financing, we obtain financing indirectly through our ownership interests in unconsolidated entities as discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements. In addition to our results of operations, these balances are affected by our financing activities as discussed following.

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

	At March 31, 2009		At April 30, 2009
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions)
Credit Facilities
Knight Inc.
$1.0 billion, six-year secured revolver, due May 2013	$40.7	$906.9	$133.1	$804.1

Kinder Morgan Energy Partners
$1.85 billion, five-year unsecured revolver, due August 2010	$439.8	$1,056.9	$603.8	$872.9

Knight Inc. Form 10-Q

These facilities can be used for the respective entity’s general corporate or partnership purposes. Kinder Morgan Energy Partners’ facility is also used as backup for its commercial paper program, and is shown net of Lehman Brothers’ commitments.

At March 31, 2009, our current portion of debt was $530.6 million, primarily consisting of $439.8 million of outstanding borrowings under Kinder Morgan Energy Partners’ credit facility. Apart from our current portion of debt and the fair value of derivative instruments, our current liabilities, net of our current assets, represent an additional short-term obligation of $103.6 million at March 31, 2009. Given our expected cash flows from operations, our unused debt capacity as discussed above, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

In October 2008, Standard & Poor’s Rating Services (“S&P”) lowered short-term credit ratings of Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation to A-3 from A-2. On May 6, 2009 Moody’s Investors Service (“Moody’s”) affirmed its long-term debt ratings of Knight Inc., Kinder Morgan Energy Partners, Cortez Capital Corporation, and Rockies Express Pipeline LLC. However, Moody’s did downgrade Kinder Morgan Energy Partners’ commercial paper rating to Prime-3 from Prime-2. The commercial paper ratings for Cortez Capital Corporation and Rockies Express Pipeline LLC were not affected and remain at Prime-2.

As a result of these short-term credit ratings and current commercial paper market conditions, Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation are unable to access commercial paper borrowings. However, Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and Cortez Capital Corporation expect that short-term financing and liquidity needs will continue to be met through borrowings made under their respective bank credit facilities. Kinder Morgan Energy Partner is on a negative outlook at S&P and Moody’s while Knight Inc. is on a negative outlook at Moody’s.

Kinder Morgan Energy Partners’ Common Units

In the first quarter of 2009, Kinder Morgan Energy Partners completed issuances totaling 6.3 million common units for combined net proceeds of approximately $287.9 million. See Note 13 of the accompanying Notes to Consolidated Financial Statements for additional information regarding our and Kinder Morgan Energy Partners’ financing transactions.

Capital Expenditures

Including both sustaining and discretionary spending, our capital expenditures were $417.6 million in the first three months of 2009. Our sustaining capital expenditures, defined as capital expenditures that do not increase the capacity of an asset, were $26.7 million for the first quarter of 2009. This sustaining expenditure amount includes Kinder Morgan Energy Partners’ proportionate share of Rockies Express Pipeline LLC’s sustaining capital expenditures—less than $0.1 million in the first quarter of 2009. Additionally, our forecasted expenditures for the remaining nine months of 2009 for sustaining capital expenditures are approximately $153.5 million—including $0.4 million for Kinder Morgan Energy Partners’ proportionate share of Rockies Express Pipeline LLC’s sustaining capital expenditures. Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. Kinder Morgan Energy Partners funds its discretionary capital expenditures (and its investment contributions) through borrowings under its revolving bank credit facility. To the extent this source of funding is not sufficient, Kinder Morgan Energy Partners generally funds additional amounts through the issuance of long-term notes or common units for cash. During the first quarter of 2009, Kinder Morgan Energy Partners used the net proceeds from sales of common units to refinance portions of its short-term borrowings under its bank credit facility. In addition to utilizing cash generated from its operations, Rockies Express Pipeline LLC can fund its cash requirements for capital expenditures through borrowings under its own credit facility, issuing its own long-term notes, or with proceeds from contributions received from its member owners.

Interest in Kinder Morgan Energy Partners

At March 31, 2009, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 33.1 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 16.4 million common units, 5.3 million Class B units and 11.4 million i-units, represent approximately 12.1% of the total outstanding limited partner interests of Kinder Morgan Energy Partners. In addition, we indirectly own all the common equity of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 13.8% of Kinder Morgan Energy Partners’ total equity interests at March 31, 2009. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximately 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of

Knight Inc. Form 10-Q

incentive distribution rights held by the general partner of Kinder Morgan Energy Partners.

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

Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2008 and in its Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Three Months Ended March 31,		Increase (Decrease)%
	2009	2008
	(In millions, except percentages)
Net Cash Provided by (Used in):
Operating Activities	$213.3	$100.5	$112.8	112%
Investing Activities	(500.8)	5,080.2	(5,581.0)	(110)%
Financing Activities	280.3	(5,155.6)	5,435.9	105%

Effect of Exchange Rate Changes on Cash	(0.9)	(0.7)	(0.2)	(29)%

Net (Decrease) Increase in Cash and Cash Equivalents	$(8.1)	$24.4	$(32.5)	(133)%

Net Cash Flows from Operating Activities

The increase in “Net Cash Flows Provided by Operating Activities” was principally due to (i) $144.4 million of proceeds received in 2009 compared to a $2.5 million payment in 2008 from the termination of interest rate swap agreements (see Note 14 of the accompanying Notes to Consolidated Financial Statements), (ii) a $35.9 million increase in 2009 distributions received from equity investments, primarily due to $35.2 million of distributions received in 2009 from Kinder Morgan Energy Partners’ investment in West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC and (iii) the fact that 2008 included $23.3 million of FERC-mandated reparation payments. These positive impacts were partially offset by (i) a decrease of $49.6 million of net income in 2009, net of non-cash items and (ii) an $18.9 million increased use of cash for working capital items during 2009.

Net Cash Flows from Investing Activities

The decrease in “Net Cash Flows (Used in) Provided by Investing Activities” was principally due to (i) the fact that 2008 included (a) $2,899.3 million of net cash proceeds from the sale of an 80% interest in NGPL PipeCo LLC, (b) $3,106.4 million of proceeds from NGPL PipeCo LLC restricted cash, (see Note 10 of the accompanying Notes to Consolidated Financial Statements) and (c) an $89.1 million return of capital received from Midcontinent Express Pipeline LLC and (ii) a $62.8 million net decrease in proceeds received from sales of other assets in 2009, net of removal costs, primarily due to the fact that 2008 included $63.1 million for the sale of our interest in three natural gas-fired power plants in Colorado. Partially offsetting these negative impacts were (i) a $220.7 million decreased use of cash in 2009 for capital expenditures, largely due to the increased investment undertaken during 2008 to construct Kinder Morgan Energy Partners’ Kinder Morgan Louisiana Pipeline, and to expand and improve its Trans Mountain pipeline system and its bulk and liquids terminalling operations, (ii) a $162.3 million decreased use of cash from incremental contributions to equity investments in 2009 versus 2008, primarily to West2East Pipeline LLC and Midcontinent Express Pipeline LLC, (iii) a $98.1 million partial loan repayment received in 2009 from a single customer of our Texas intrastate natural gas pipeline group, (iv) a $93.0 million net decrease during 2009 of investments in margin deposits associated with hedging activities utilizing energy derivative instruments and (v) the fact that 2008 included $2.7 million of cash used for investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill.

Net Cash Flows from Financing Activities

The increase in “Net Cash Flows Provided by (Used in) Financing Activities” was principally due to (i) the fact that 2008 included (a) a $1.6 billion use of cash for a cash tender offer to purchase a portion of our outstanding long-term debt, (b) a $997.5 million use of cash for retirement of our Tranche A term loan facilities and (c) a $3,191.8 million use of cash for

Knight Inc. Form 10-Q

retirement of our Tranche B term loan facilities, (ii) a $471.6 million increase in short-term debt during 2009 versus a $521.4 million decrease in short-term debt during 2008, (iii) $287.9 million of contributions from noncontrolling interests, due to Kinder Morgan Energy Partners’ issuance of approximately 6.3 million common units in 2009 and (iv) a $1.2 million source of cash during 2009 versus a $14.7 million use of cash during 2008 for short-term advances from (to) unconsolidated affiliates. Partially offsetting these factors were (i) the fact that 2008 included (a) $894.1 million of net proceeds from Kinder Morgan Energy Partners’ public debt offerings totaling $900 million and (b) $384.5 million of contributions from noncontrolling interests, primarily related to Kinder Morgan Energy Partners’ issuances totaling 6.83 million common units receiving combined net proceeds (after underwriting discount) of $384.3 million, (ii) $250.0 million of cash paid to retire Kinder Morgan Energy Partners’ 6.30 % senior notes due February 1, 2009, (iii) $50.0 million of cash paid for dividends in 2009, (iv) a $3.3 million use of cash in 2009 versus a $35.0 million source of cash in 2008 from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment and (v) a $32.3 million increase in cash used for noncontrolling interests distributions during 2009, primarily due to an increase of $31.7 million in Kinder Morgan Energy Partners’ distribution to common unit owners. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional information regarding our and Kinder Morgan Energy Partners’ financing transactions.

Distributions to Kinder Morgan Energy Partners’ Common Unit Holders

Kinder Morgan Energy Partners’ partnership agreement requires that it distribute 100% of its available cash to its partners within 45 days following the end of each quarter. Available cash is initially distributed 98% to Kinder Morgan Energy Partners’ limited partners with 2% retained by Kinder Morgan G.P., Inc. as Kinder Morgan Energy Partners’ general partner. These distribution percentages are modified to approximately 50% to provide for incentive distributions to Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners in the event that quarterly distributions to unitholders exceed certain specified thresholds. Our 2008 Form 10-K contains additional information concerning Kinder Morgan Energy Partners’ partnership distributions.

On April 15, 2009, Kinder Morgan Energy Partners declared a cash distribution of $1.05 per common unit for the first quarter of 2009, which will be paid on May 15, 2009 to unitholders of record as of April 30, 2009. On February 13, 2009, Kinder Morgan Energy Partners paid a quarterly distribution of $1.05 per common unit for the fourth quarter of 2008, of which $175.1 million was paid to the public holders (included in noncontrolling interests) of Kinder Morgan Energy Partners common units.

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

The foregoing list should not be construed to be exhaustive. We believe the forward-looking statements in this report are reasonable. However, there is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our 2008 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2008 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2008, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2008 Form 10-K. For more information on our risk management activities, see Note 14 of the accompanying Notes to Consolidated Financial Statements.

Knight Inc. Form 10-Q

Item 4.  Controls and Procedures.

As of March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 17 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.   Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2008 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

In reviewing the documents included or incorporated by reference as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual information about us or any other parties to the documents. Some of the documents are agreements that contain representations and warranties by one or more of the parties of the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

•	may have been used for the purpose of allocating risk between the parties rather than establishing matters of fact;
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

Knight Inc. Form 10-Q

Accordingly, investors should not rely on the representations and warranties in these agreements as characterizations of the actual state of facts about us or our business or operations on the date thereof or any other time.

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

KNIGHT INC. (Registrant)
May 13, 2009	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)