Form 10-Q
period 2009-06-30
KINDER MORGAN, INC.
filed 2009-08-12
CIK 54502

Table of Contents

Kinder Morgan, Inc. Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: 713-369-9000

Knight Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [X]  Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Number of outstanding shares of Common stock, $0.01 par value, as of July 31, 2009 was 100 shares.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Natural gas sales	$716.9	$2,464.7	$1,605.6	$4,186.5
Services	652.1	678.7	1,313.5	1,486.6
Product sales and other	324.3	417.1	603.1	782.4
Total Revenues	1,693.3	3,560.5	3,522.2	6,455.5

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	709.5	2,494.1	1,575.1	4,254.7
Operations and maintenance	273.0	314.8	529.4	616.6
Depreciation, depletion and amortization	256.8	215.7	521.6	433.8
General and administrative	84.1	91.8	177.0	178.1
Taxes, other than income taxes	23.4	51.1	62.4	103.6
Other expense (income)	(0.2)	(2.2)	0.1	(2.7)
Goodwill impairment	-	4,033.3	-	4,033.3
Total Operating Costs, Expenses and Other	1,346.6	7,198.6	2,865.6	9,617.4

Operating Income (Loss)	346.7	(3,638.1)	656.6	(3,161.9)

Other Income (Expense)
Earnings from equity investments	47.7	55.3	94.9	99.0
Interest, net	(138.7)	(141.6)	(280.2)	(352.3)
Interest income (expense) – deferrable interest debentures	(0.6)	(0.6)	(1.1)	6.1
Other, net	20.3	10.5	30.9	13.7
Total Other Income (Expense)	(71.3)	(76.4)	(155.5)	(233.5)

Income (Loss) from Continuing Operations Before Income Taxes	275.4	(3,714.5)	501.1	(3,395.4)
Income Taxes	67.0	19.4	147.6	106.5
Income (Loss) from Continuing Operations	208.4	(3,733.9)	353.5	(3,501.9)
Income (Loss) from Discontinued Operations, Net of Tax	0.7	(0.3)	0.5	(0.4)
Net Income (Loss)	209.1	(3,734.2)	354.0	(3,502.3)
Net Income attributable to Noncontrolling Interests	(79.3)	(126.4)	(108.9)	(252.6)

Net Income (Loss) attributable to Kinder Morgan, Inc.	$129.8	$(3,860.6)	$245.1	$(3,754.9)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$167.0	$118.6
Restricted deposits	21.8	-
Accounts, notes and interest receivable, net	751.2	992.5
Inventories	55.6	44.2
Gas imbalances	12.5	14.1
Gas in underground storage	50.0	-
Fair value of derivative contracts	44.8	115.2
Other	93.2	32.6
Total Current Assets	1,196.1	1,317.2

Property, plant and equipment, net	16,424.5	16,109.8
Investments	2,596.6	1,827.4
Notes receivable	181.5	178.1
Goodwill	4,719.0	4,698.7
Other intangibles, net	246.0	251.5
Fair value of derivative contracts	351.2	828.0
Deferred charges and other assets	211.9	234.2
Total Assets	$25,926.8	$25,444.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$175.4	$302.5
Cash book overdrafts	22.8	45.2
Accounts payable	489.3	849.8
Accrued interest	263.1	241.9
Accrued taxes	57.5	152.1
Deferred revenues	50.8	41.2
Gas imbalances	25.0	12.4
Fair value of derivative contracts	228.6	129.5
Other	186.0	240.1
Total Current Liabilities	1,498.5	2,014.7
Long-term Liabilities and Deferred Credits
Long-term debt
Outstanding notes and debentures	12,004.1	11,020.1
Deferrable interest debentures issued to subsidiary trusts	35.7	35.7
Preferred interest in general partner of Kinder Morgan Energy Partners	100.0	100.0
Value of interest rate swaps	487.8	971.0
Total Long-term Debt	12,627.6	12,126.8
Deferred income taxes	2,022.9	2,081.3
Asset retirement obligation	83.0	74.0
Fair value of derivative contracts	396.1	92.2
Other long-term liabilities and deferred credits	525.0	579.0
Total Long-term Liabilities and Deferred Credits	15,654.6	14,953.3
Total Liabilities	17,153.1	16,968.0

Commitments and Contingencies (Notes 4 and 11)
Stockholders’ Equity
Common stock – authorized and outstanding – 100 shares, par value $0.01 per share	-	-
Additional paid-in capital	7,829.5	7,810.0
Retained deficit	(3,257.1)	(3,352.3)
Accumulated other comprehensive loss	(174.4)	(53.4)
Total Kinder Morgan, Inc. Stockholder’s Equity	4,398.0	4,404.3
Noncontrolling interests	4,375.7	4,072.6
Total Stockholders’ Equity	8,773.7	8,476.9
Total Liabilities and Stockholders’ Equity	$25,926.8	$25,444.9

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Increase/(Decrease) in Cash and Cash Equivalents in Millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$354.0	$(3,502.3)
Adjustments to reconcile net income to net cash flows from operating activities
Loss from goodwill impairment	-	4,033.3
Loss on early extinguishment of debt	-	23.6
Depreciation, depletion and amortization	521.6	433.8
Amortization of excess cost of equity investments	2.9	2.9
Deferred income taxes	15.8	33.6
Income from the allowance for equity funds used during construction	(20.3)	-
Net losses (gains) on sales of assets	0.1	(2.8)
Earnings from equity investments	(97.8)	(101.9)
Mark-to-market interest rate swap gain	-	(19.8)
Distributions from equity investments	122.7	83.7
Proceeds from (payment for) termination of interest rate swap agreements	144.4	(2.5)
Pension contributions in excess of expense	(13.7)	-
Changes in components of working capital
Accounts receivable	175.2	(463.7)
Other current assets	(73.3)	(62.2)
Inventories	(11.2)	(5.3)
Accounts payable	(277.2)	364.1
Accrued interest	21.2	(22.1)
Accrued liabilities	(78.7)	(9.7)
Accrued taxes	(137.3)	(371.1)
Rate reparations, refunds and litigation reserve adjustments	(15.5)	(23.3)
Other, net	(52.4)	(7.1)
Net Cash Flows Provided by Continuing Operations	580.5	381.2
Net Cash Flows Provided by (Used in) Discontinued Operations	0.3	(0.5)
Net Cash Flows Provided by Operating Activities	580.8	380.7

Cash Flows from Investing Activities
Proceeds from sale of 80% interest in NGPL PipeCo LLC, net of $1.1 cash sold	-	2,899.3
Proceeds from NGPL PipeCo LLC restricted cash	-	3,106.4
Acquisitions of assets	(18.5)	(4.2)
Repayments from customers	109.6	-
Capital expenditures	(794.1)	(1,269.2)
Sale of property, plant and equipment, and other net assets net of removal costs	(4.0)	113.0
Investments in margin deposits	(24.9)	(207.1)
Contributions to investments	(803.6)	(339.4)
Distributions from equity investments	6.5	89.1
Natural gas stored underground and natural gas liquids line-fill	-	(2.7)
Net Cash Flows (Used in) Provided by Investing Activities	$(1,529.0)	$4,385.2

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Increase/(Decrease) in Cash and Cash Equivalents in Millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Financing Activities
Issuance of debt	$3,857.0	$5,942.0
Payment of debt	(2,996.5)	(10,826.5)
Discount on early extinguishment of debt	-	69.2
Repayments from (to) related party	2.5	(11.5)
Debt issue costs	(7.4)	(12.1)
Cash book overdrafts	(22.3)	18.5
Cash dividends	(150.0)	-
Contributions from noncontrolling interests	669.5	384.8
Distributions to noncontrolling interests	(358.6)	(300.9)
Other, net	(0.1)	3.9
Net Cash Flows Provided by (Used in) Financing Activities	994.1	(4,732.6)

Effect of exchange rate changes on cash	2.5	(1.0)

Net Increase in Cash and Cash Equivalents	48.4	32.3
Cash and Cash Equivalents at Beginning of Period	118.6	148.6
Cash and Cash Equivalents at End of Period	$167.0	$180.9

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$3.7	$2.3
Assets acquired by contributions from noncontrolling interests	$5.0	$-
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$294.0	$358.0
Cash paid during the period for income taxes	$277.6	$399.6

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General

Organization

We are a large energy transportation and storage company, operating or owning an interest in approximately 37,000 miles of pipelines and approximately 170 terminals. We have both regulated and nonregulated operations. We also own all the common equity of the general partner of, and a significant limited partner interest in, Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. We are a wholly owned subsidiary of Kinder Morgan Holdco LLC, a private company (formerly Knight Holdco LLC). Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” and “KMP” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

Kinder Morgan Management, LLC, referred to in this report as “Kinder Morgan Management” or “KMR,” is a publicly traded Delaware limited liability company. Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners and a wholly owned subsidiary of ours, owns all of Kinder Morgan Management’s voting shares. Kinder Morgan Management, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

As further disclosed in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. until July 15, 2009 when the Company’s name was changed back to Kinder Morgan, Inc. This transaction is referred to in this report as “the Going Private transaction.” Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

Basis of Presentation

We have prepared our accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Under such SEC rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We believe, however, that our disclosures are adequate to make the information presented not misleading. Our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2008 Form 10-K.

Our consolidated financial statements include the accounts of Kinder Morgan, Inc. and our majority-owned subsidiaries, as well as those of Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC. Investments in jointly owned operations in which we hold a 50% or less interest (other than Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC, because we have the ability to exercise significant influence over their operating and financial policies) are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation. Canadian dollars are designated as C$. We evaluated subsequent events, which are events or transactions that occurred after June 30, 2009 but before our accompanying financial statements were issued, through August 11, 2009, the date we issued the accompanying interim Consolidated Financial Statements.

Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa, except as discussed in the following paragraph. Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability.

Kinder Morgan, Inc. Form 10-Q

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

Noncontrolling Interests in Consolidated Subsidiaries

In January 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries (previously referred to as minority interests) and is applied prospectively with the exception of the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Noncontrolling ownership interests in consolidated subsidiaries are now presented in the accompanying interim Consolidated Balance Sheets within equity as a separate component. Net income in the accompanying interim Consolidated Statements of Operations now includes earnings attributable to both Kinder Morgan, Inc.’s stockholder, and the noncontrolling interests. See Note 5 for further information regarding changes in stockholders’ equity.

2. Acquisitions, Joint Ventures and Divestitures

Acquisitions

Effective April 23, 2009, Kinder Morgan Energy Partners acquired certain assets from Megafleet Towing Co., Inc. for an aggregate consideration of approximately $21.7 million. The consideration included $18.0 million in cash and an obligation to pay additional cash consideration on April 23, 2014 (five years from the acquisition date) contingent upon the purchased assets providing Kinder Morgan Energy Partners an agreed-upon amount of earnings during the five-year period. The contingent consideration had a fair value of $3.7 million as of the acquisition date, and there has been no change in the fair value during the post-acquisition period ended June 30, 2009.

The acquired assets primarily consist of nine marine vessels that provide towing and harbor boat services along the Gulf coast, the intracoastal waterway and the Houston Ship Channel. The acquisition complements and expands existing Gulf Coast and Texas petroleum coke terminal operations, and all of the acquired assets are included in the Terminals-KMP reportable segment. Kinder Morgan Energy Partners allocated $7.1 million of the combined purchase price to “Property, plant and equipment, net,” $4.0 million to “Other intangibles net,” and the remaining $10.6 million to “Goodwill” in the accompanying interim Consolidated Balance Sheet as of June 30, 2009. Kinder Morgan Energy Partners believes the primary item that generated the goodwill is the value of the synergies created between the acquired assets and the pre-existing terminal assets (resulting from the increase in services now offered by the Texas petroleum coke operations), and we expect that approximately $5.0 million of goodwill will be deductible for tax purposes.

Joint Ventures

In the second quarter of 2009, Kinder Morgan Energy Partners made capital contributions of $222 million to Midcontinent Express Pipeline LLC and $382.5 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund construction costs for the Midcontinent Express and the Rockies Express natural gas pipeline systems, respectively. Kinder Morgan Energy Partners also contributed $22.2 million to Fayetteville Express Pipeline LLC in the second quarter of 2009 to partially fund certain pre-construction pipeline costs for the Fayetteville Express Pipeline. Kinder Morgan Energy Partners owns a 50% equity interest in Midcontinent Express Pipeline LLC, a 51% equity interest in West2East Pipeline LLC (and Rockies Express Pipeline LLC), and a 50% equity interest in Fayetteville Express Pipeline LLC.

For the first six months of 2009, Kinder Morgan Energy Partners contributed $333 million, $433.5 million, and $31.2 million, respectively, to the Midcontinent Express, Rockies Express, and Fayetteville Express joint venture pipeline projects. We included all of these cash contributions as increases to “Investments” in the accompanying interim Consolidated Balance Sheet as of June 30, 2009, and as “Contributions to investments” in the accompanying interim Consolidated Statement of Cash Flows for the six months ended June 30, 2009.

Divestures

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

Kinder Morgan, Inc. Form 10-Q

Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC. We continue to operate NGPL PipeCo LLC’s assets pursuant to a 15-year operating agreement; see Note 9 for more information regarding this operating agreement. The total proceeds from this sale of $5.9 billion were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.67 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility.

On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. We received net proceeds of $63.1 million.

Pro Forma Information

Pro forma consolidated statement of operations information that gives effect to all of the acquisitions that have been made and all of the joint ventures that have been entered into since January 1, 2008 as if they had occurred as of January 1, 2008 is not presented because it would not be materially different from the information presented in the accompanying interim Consolidated Statements of Operations.

3.   Intangibles

Goodwill

Changes in the carrying amount of our goodwill for the six months ended June 30, 2009 are summarized as follows:

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2–KMP	Terminals–KMP	Kinder Morgan Canada–KMP	Total
Balance as of December 31, 2008	$850.0	$1,349.2	$1,521.7	$774.2	$203.6	$4,698.7
Acquisitions and purchase price adjustments	─	─	─	10.6	─	10.6
Currency translation adjustments	─	─	─	─	9.7	9.7
Balance as of June 30, 2009	$850.0	$1,349.2	$1,521.7	$784.8	$213.3	$4,719.0

In conjunction with our annual impairment test of the carrying value of this goodwill, performed as of May 31, 2009, we determined that the fair value of the reporting units that are part of our investment in Kinder Morgan Energy Partners exceeded the carrying values and no goodwill impairment charges were needed. The fair value of each Kinder Morgan Energy Partners reportable segment was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using market multiples between six and ten times cash flows) discounted at a rate of 9.00%. The fair value of each reportable segment was determined on a stand-alone basis from the perspective of a market participant and represented the price that would be received to sell the reportable segment as a whole, in an orderly transaction between market participants at the measurement date.

Other Intangibles

Our intangible assets other than goodwill include customer relationships, contracts and agreements, technology-based assets, lease values and other long-term assets. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as “Other intangibles, net” in the accompanying interim Consolidated Balance Sheets. Following is information related to our intangible assets subject to amortization:

	June 30, 2009	December 31, 2008
	(In millions)
Customer relationships, contracts and agreements
Gross carrying amount	$272.5	$270.9
Accumulated amortization	(39.6)	(30.3)
Net carrying amount	232.9	240.6

Technology-based assets, lease values and other
Gross carrying amount	14.1	11.7
Accumulated amortization	(1.0)	(0.8)
Net carrying amount	13.1	10.9

Total other intangibles, net	$246.0	$251.5

Kinder Morgan, Inc. Form 10-Q

For three months ended June 30, 2009 and 2008, the amortization expense on our intangibles totaled $4.8 million and $4.5 million, respectively. For six months ended June 30, 2009 and 2008, the amortization expense on our intangibles totaled $9.5 million and $9.7 million, respectively. These expense amounts primarily consisted of amortization of our customer relationships, contracts and agreements. As of June 30, 2009, the weighted average amortization period for our intangible assets was approximately 16.1 years. Our estimated amortization expense for these assets for each of the next five fiscal years (2010 – 2014) is approximately $17.3 million, $17.2 million, $16.9 million, $16.9 million and $16.6 million, respectively.

4. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to our debt holders. As of June 30, 2009, our outstanding short-term debt was $175.4 million, and our outstanding long-term debt (excluding the value of interest rate swap agreements, the preferred interest in the G.P. of Kinder Morgan Energy Partners, and the deferrable interest debentures issued to subsidiary trusts) was $12.0 billion.

Our outstanding short-term debt balance consisted of (i) $25.0 million in outstanding borrowings under our senior secured credit facility as of June 30, 2009; (ii) a $5.0 million current portion of our 6.50% series Debentures, Due 2013 (iii) $100 million in outstanding borrowings under Kinder Morgan Energy Partners’ bank credit facility as of June 30, 2009 (discussed below); (iv) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, but are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (v) a $9.7 million portion of a 5.40% long-term note payable (Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); (vi) a $6.7 million portion of 5.23% senior notes (Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes); and (vii) $5.3 million in principal amount of adjustable rate industrial development revenue bonds that mature on January 1, 2010 (the bonds were issued by the Illinois Development Finance Authority and Kinder Morgan Energy Partners’ subsidiary Arrow Terminals L.P. is the obligor on the bonds).

Credit Facilities

	June 30, 2009
	Short-term Notes Payable	Commercial Paper Outstanding	Weighted- Average Interest Rate
	(In millions)

Kinder Morgan, Inc. – Secured debt(a)	$25.0	$-	1.45%
Kinder Morgan Energy Partners – Unsecured debt(b)	$100.0	$-	0.67%
____________
(a)	The average short-term debt outstanding (and related weighted-average interest rate) was $61.3 million (2.27%) and $91.1 million (2.28%) during the three and six months ended June 30, 2009.
(b)	The average short-term debt outstanding (and related weighted-average interest rate) was $492.4 million (1.60%) and $379.9 million (1.81%) during the three and six months ended June 30, 2009.

Kinder Morgan, Inc.’s $1.0 billion six-year senior secured credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans. Kinder Morgan, Inc. does not have a commercial paper program. Kinder Morgan, Inc. had $8.8 million outstanding under its credit facility at December 31, 2008.

Kinder Morgan Energy Partners’ $1.85 billion unsecured bank credit facility is with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent. The credit facility permits Kinder Morgan Energy Partners to obtain bids for fixed rate loans from members of the lending syndicate. Interest on Kinder Morgan Energy Partners’ credit facility accrues at its option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%); or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of its long-term senior unsecured debt. During the first quarter of 2009, following Lehman Brothers Holdings Inc.’s filing for bankruptcy protection in September 2008, Kinder Morgan Energy Partners amended the credit facility to remove Lehman Brothers Commercial Bank as a lender, thus reducing the facility by $63.3 million. The commitments of the other banks remain unchanged, and the facility is not defaulted.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Energy Partners’ credit facility matures August 18, 2010 and can be amended to allow for borrowings of up to $2.0 billion. Borrowings under Kinder Morgan Energy Partners’ credit facility can be used for partnership purposes and as a backup for its commercial paper program.

Additionally, as of June 30, 2009, the amount available for borrowing under Kinder Morgan Energy Partners’ credit facility was reduced by an aggregate amount of $308.7 million, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of Kinder Morgan Energy Partners’ Pacific operations’ pipelines in the state of California, (ii) a combined $90.8 million in three letters of credit that support tax-exempt bonds, (iii) a combined $80.0 million in two letters of credit that support Kinder Morgan Energy Partners’ hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil, (iv) a $21.4 million letter of credit that supports Kinder Morgan Energy Partners’ indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (v) a combined $16.5 million in other letters of credit supporting other obligations of Kinder Morgan Energy Partners and its subsidiaries.

Commercial Paper Program

On October 13, 2008, Standard & Poor’s Rating Services lowered Kinder Morgan Energy Partners’ short-term credit rating to A-3 from A-2. Additionally, on May 6, 2009, Moody’s Investors Service downgraded Kinder Morgan Energy Partners’ commercial paper rating to Prime-3 from Prime-2 and assigned a negative outlook to its long-term credit rating. Because of these revisions and current commercial paper market conditions, Kinder Morgan Energy Partners is currently unable to access commercial paper borrowings, and as of both June 30, 2009 and December 31, 2008, it had no commercial paper borrowings. However, Kinder Morgan Energy Partners expects that its financing and liquidity needs will continue to be met through borrowings made under its bank credit facility described above.

Senior Notes

On February 1, 2009, Kinder Morgan Energy Partners paid $250 million to retire the principal amount of its 6.30% senior notes that matured on that date. Kinder Morgan Energy Partners borrowed the necessary funds under its bank credit facility.

On May 14, 2009, Kinder Morgan Energy Partners completed an additional public offering of senior notes. It issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $300 million of 5.625% notes due February 15, 2015, and $700 million of 6.85% notes due February 15, 2020. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $993.3 million, and it used the proceeds to reduce the borrowings under its bank credit facility.

Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own. As part of Kinder Morgan Energy Partners’ purchase price consideration, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. It valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. As of December 31, 2008, the measured present value (representing the outstanding balance on Kinder Morgan Energy Partners’ balance sheet) of the note was $36.6 million. Kinder Morgan Energy Partners paid the second installment on March 31, 2009, and as of June 30, 2009, the measured present value of the note was $27.4 million.

Interest Rate Swaps

Information on our interest rate swaps is contained in Note 6.

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

Kinder Morgan, Inc. Form 10-Q

As of June 30, 2009, the debt facilities of Cortez Capital Corporation consisted of (i) $42.9 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). In October 2008, Standard & Poor’s Rating Services lowered Cortez Capital Corporation’s short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, Cortez is unable to access commercial paper borrowings; however, it expects that its financing and liquidity needs will continue to be met through borrowings made under its bank credit facility.

As of June 30, 2009, in addition to the $42.9 million of outstanding Series D notes, Cortez Capital Corporation had outstanding borrowings of $120 million under its credit facility. Accordingly, as of June 30, 2009, Kinder Morgan Energy Partners’ contingent share of Cortez Capital Corporation’s debt was $81.5 million (50% of total guaranteed borrowings).

With respect to Cortez Capital Corporation’s Series D notes, the average interest rate on the notes is 7.14%, and the outstanding $42.9 million principal amount of the notes is due in four equal annual installments of approximately $10.7 million beginning May 2010. Shell Oil Company shares Kinder Morgan Energy Partners’ several guaranty obligations jointly and severally; however, Kinder Morgan Energy Partners is obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. As of June 30, 2009, JP Morgan Chase has issued a letter of credit on Kinder Morgan Energy Partners’ behalf for $21.4 million to secure Kinder Morgan Energy Partners’ indemnification obligations to Shell for 50% of the $42.9 million in principal amount of Series D notes outstanding as of that date.

Nassau County, Florida Ocean Highway and Port Authority Debt. Kinder Morgan Energy Partners has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority. The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. Kinder Morgan Energy Partners’ subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on December 1st each year and corresponding reductions are made to the letter of credit. As of June 30, 2009, this letter of credit had a face amount of $21.2 million.

Rockies Express Pipeline LLC Debt. Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011, (ii) $2.0 billion commercial paper program, and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express Pipeline LLC commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. Lehman Brothers Commercial Bank was a lending bank with a $41 million commitment under Rockies Express’ $2.0 billion credit facility. During the first quarter of 2009, Rockies Express Pipeline LLC amended its facility to remove Lehman Brothers Commercial Bank as a lender, thus reducing the facility by $41 million. However, the commitments of the other banks remain unchanged and the facility is not defaulted.

In October 2008, Standard & Poor’s Rating Services lowered Rockies Express Pipeline LLC’s short-term credit rating to A-3 from A-2. As a result of this revision and current commercial paper market conditions, Rockies Express is unable to access commercial paper borrowings; however, it expects that its financing and liquidity needs will continue to be met through both borrowings made under its long-term bank credit facility and contributions by its equity investors.

The $600 million in principal amount of senior notes were issued on September 20, 2007. The notes are unsecured and are not redeemable prior to maturity. Interest on the notes is paid and computed quarterly at an interest rate of three-month LIBOR (London Interbank Offered Rate) with a floor of 4.25% plus a spread of 0.85%. Upon maturity on August 20, 2009, Kinder Morgan Energy Partners expects Rockies Express will repay these senior notes from equity contributions received from its equity investors. In addition, as of June 30, 2009, Rockies Express was party to a floating-to-fixed interest rate swap agreement having a notional amount of $300 million and a maturity date of August 20, 2009. The remaining interest rate swap agreement effectively converts the interest expense associated with $300 million of these senior notes from its stated variable rate to a fixed rate of 5.47%.

Kinder Morgan, Inc. Form 10-Q

As of June 30, 2009, in addition to the $600 million in floating rate senior notes, Rockies Express Pipeline LLC had outstanding borrowings of $1,883.2 million under its credit facility. Accordingly, as of June 30, 2009, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $1,266.4 million (51% of total guaranteed borrowings).

Midcontinent Express Pipeline LLC Debt. Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under Midcontinent Express’ $1.4 billion three-year, unsecured revolving credit facility, entered into on February 29, 2008 and due February 28, 2011. The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement are used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses. Lehman Brothers Commercial Bank was a lending bank with a $100 million commitment to the Midcontinent Express Pipeline LLC $1.4 billion credit facility. Since declaring bankruptcy, Lehman Brothers Commercial Bank has not met its obligations to lend under the credit facility, thus reducing borrowing capacity under this facility by Lehman’s commitment amount that has not been funded in previous borrowings. The commitments of the other banks remain unchanged and the facility is not defaulted.

Midcontinent Express Pipeline LLC is an equity method investee of Kinder Morgan Energy Partners, and the two member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of June 30, 2009, Midcontinent Express Pipeline LLC had borrowed $1,190.9 million under its three-year credit facility. Accordingly, as of June 30, 2009, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express Pipeline LLC’s debt was $595.5 million (50% of total borrowings).

Furthermore, the credit facility can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline, and as of June 30, 2009, a letter of credit having a face amount of $33.3 million was issued under the credit facility. Accordingly, as of June 30, 2009, Kinder Morgan Energy Partners’ contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

For additional information regarding our debt facilities and our contingent debt agreements, see Note 14 of Notes to Consolidated Financial Statements included in our 2008 Form 10-K.

Kinder Morgan G.P., Inc. Preferred Shares

On July 15, 2009, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on August 18, 2009 to shareholders of record as of July 31, 2009. On April 15, 2009, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share, which was paid on May 18, 2009 to shareholders on record as of April 30, 2009.

Interest Expense

“Interest, net” as presented in the accompanying interim Consolidated Statements of Operations is interest expense net of the debt component of the allowance for funds used during construction, which was $11.5 million and $21.5 million for the three and six months ended June 30, 2009, respectively and $9.3 and $19.4 for the three and six months ended June 30, 2008. We also record as interest expense gains and losses from (i) the reacquisition of debt, (ii) the termination of interest rate swaps designated as fair value hedges for which the hedged liability has been extinguished and (iii) the termination of interest rate swaps designated as cash flow hedges for which the forecasted interest payments will no longer occur. During the six months ended June 30, 2008, we recorded a $34.4 million loss from the early extinguishment of debt in the caption “Interest, net,” which includes a gain on the debt repurchased in the tender more than offset by a loss from the write-off of debt issuance costs associated with the $5.8 billion secured credit facility. We also recorded $10.8 million in gains from the early extinguishment of debt in the caption “Interest expense – deferred interest debentures,” and $19.8 million of gains from the termination of interest rate swaps designated as fair value hedges, for which the hedged liability was extinguished, in the caption “Interest , net” in the accompanying interim Consolidated Statements of Operations.

Kinder Morgan, Inc. Form 10-Q
5.   Stockholders' Equity

Changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) are summarized as follows (in millions):

	Three Months Ended June 30,
	2009			2008
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total

Beginning Balance	$4,451.3	$4,187.4	$8,638.7	$7,786.4	$3,524.9	$11,311.3
Impact from equity transactions of Kinder Morgan Energy Partners	9.3	(14.5)	(5.2)	-	-	-
A-1 and B unit amortization	1.9	-	1.9	1.9	-	1.9
Distributions to noncontrolling interests	-	(183.1)	(183.1)	-	(157.5)	(157.5)
Contributions from noncontrolling interests	-	386.6	386.6	-	0.3	0.3
Kinder Morgan Energy Partners’ Express pipeline system acquisition adjustment	-	0.3	0.3	-	-	-
Cash dividends	(100.0)	-	(100.0)	-	-	-
Other	-	(0.7)	(0.7)	-	7.0	7.0
Comprehensive income (loss)
Net income	129.8	79.3	209.1	(3,860.6)	126.4	(3,734.2)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	(111.3)	(153.8)	(265.1)	(577.3)	(753.4)	(1,330.7)
Reclassification of change in fair value of derivatives to net income	(14.4)	14.4	-	95.9	118.6	214.5
Foreign currency translation adjustments	31.4	59.7	91.1	15.6	5.8	21.4
Adjustments to pension and other postretirement benefit plan liabilities	-	0.1	0.1	(0.5)	(0.1)	(0.6)
Total other comprehensive loss	(94.3)	(79.6)	(173.9)	(466.3)	(629.1)	(1,095.4)
Total comprehensive income (loss)	35.5	(0.3)	35.2	(4,326.9)	(502.7)	(4,829.6)
Ending Balance	$4,398.0	$4,375.7	$8,773.7	$3,461.4	$2,872.0	$6,333.4

	Six Months Ended June 30,
	2009			2008
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total

Beginning Balance	$4,404.3	$4,072.6	$8,476.9	$7,821.5	$3,314.0	$11,135.5
Impact from equity transactions of Kinder Morgan Energy Partners	15.8	(24.6)	(8.8)	(16.0)	(15.4)	(31.4)
A-1 and B unit amortization	3.8	-	3.8	3.8	-	3.8
Distributions to noncontrolling interests	-	(359.4)	(359.4)	-	(301.9)	(301.9)
Contributions from noncontrolling interests	-	674.5	674.5	-	384.8	384.8
Kinder Morgan Energy Partners’ Express pipeline system acquisition adjustment	-	3.1	3.1	-	-	-
Cash dividends	(150.0)	-	(150.0)	-	-	-
Other	-	(0.8)	(0.8)	-	5.0	5.0
Comprehensive income (loss)
Net income	245.1	108.9	354.0	(3,754.9)	252.6	(3,502.3)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	(95.4)	(136.3)	(231.7)	(797.0)	(943.0)	(1,740.0)
Reclassification of change in fair value of derivatives to net income	(34.9)	6.0	(28.9)	211.4	194.3	405.7
Foreign currency translation adjustments	10.2	33.0	43.2	(8.7)	(19.9)	(28.6)
Adjustments to pension and other postretirement benefit plan liabilities	(0.9)	(1.3)	(2.2)	1.3	1.5	2.8
Total other comprehensive loss	(121.0)	(98.6)	(219.6)	(593.0)	(767.1)	(1,360.1)
Total comprehensive income (loss)	124.1	10.3	134.4	(4,347.9)	(514.5)	(4,862.4)
Ending Balance	$4,398.0	$4,375.7	$8,773.7	$3,461.4	$2,872.0	$6,333.4

Kinder Morgan, Inc. Form 10-Q

Additionally, during the first six months of both 2009 and 2008, there were no material changes in our ownership interests in subsidiaries, in which we retained a controlling financial interest.

On February 17, 2009 and May 18, 2009, we paid cash dividends on our common stock of $50.0 million and $100.0 million, respectively, to our sole stockholder, Kinder Morgan Holdco LLC. Our Board of Directors declared a dividend of $150.0 million on July 15, 2009 that will be paid on August 17, 2009.

Noncontrolling Interests

The caption “Noncontrolling interests” in the accompanying interim Consolidated Balance Sheets consists of interests in the following subsidiaries:

	June 30, 2009	December 31, 2008
	(In millions)
Kinder Morgan Energy Partners	$2,495.8	$2,198.2
Kinder Morgan Management	1,828.2	1,826.5
Triton Power Company LLC	41.5	39.0
Other	10.2	8.9
	$4,375.7	$4,072.6

Kinder Morgan Energy Partners’ Common Units

On July 15, 2009, Kinder Morgan Energy Partners declared a cash distribution of $1.05 per common unit for the second quarter of 2009, payable on August 14, 2009 to unitholders of record as of July 31, 2009. On May 15, 2009, Kinder Morgan Energy Partners paid a quarterly distribution of $1.05 per common unit for the first quarter of 2009, of which $181.6 million was paid to the public holders (included in noncontrolling interests) of Kinder Morgan Energy Partners common units.

On January 16, 2009, Kinder Morgan Energy Partners entered into an Equity Distribution Agreement with UBS Securities LLC. According to the provisions of this agreement, Kinder Morgan Energy Partners may offer and sell from time to time common units having an aggregate offering value of up to $300 million through UBS, as sales agent. Sales of the units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between Kinder Morgan Energy Partners and UBS. Under the terms of this agreement, Kinder Morgan Energy Partners also may sell common units to UBS as principal for its own account at a price agreed upon at the time of the sale. Any sale of common units to UBS as principal would be pursuant to the terms of a separate agreement between Kinder Morgan Energy Partners and UBS.

This Equity Distribution Agreement provides Kinder Morgan Energy Partners the right, but not the obligation, to sell common units in the future, at prices it deems appropriate. Kinder Morgan Energy Partners retains at all times complete control over the amount and the timing of each sale, and will designate the maximum number of common units to be sold through UBS, on a daily basis or otherwise as Kinder Morgan Energy Partners and UBS agree. UBS will then use its reasonable efforts to sell, as Kinder Morgan Energy Partners’ sales agent and on its behalf, all of the designated common units. Kinder Morgan Energy Partners may instruct UBS not to sell common units if the sales cannot be effected at or above the price designated by Kinder Morgan Energy Partners in any such instruction. Either Kinder Morgan Energy Partners or UBS may suspend the offering of common units pursuant to the agreement by notifying the other party. During the three and six months ended June 30, 2009, Kinder Morgan Energy Partners issued 1,944,664 and 2,556,747, respectively, of its common units pursuant to this agreement. After commissions of $1.7 million and $2.3 million, respectively, for the three and six-month periods, Kinder Morgan Energy Partners received net proceeds from the issuance of these common units of approximately $94.7 million and $124.6 million. Kinder Morgan Energy Partners used the proceeds to reduce the borrowings under its bank credit facility.

Kinder Morgan Energy Partners completed two separate underwritten public offerings of its common units in the first half of 2009, and in April 2009, issued 105,752 common units—valued at $5.0 million—as the purchase price for additional ownership interests in certain oil and gas properties. First, in March 2009, Kinder Morgan Energy Partners issued 5,666,000 of its common units at a price of $46.95 per unit, less underwriting commissions and expenses. Kinder Morgan Energy Partners received net proceeds of $258.0 million for the issuance of these common units, and used the proceeds to reduce borrowings under its bank credit facility. Secondly, on June 12, 2009, Kinder Morgan Energy Partners issued 5,750,000 of its common units at a price of $51.50 per unit, less underwriting commissions and expenses. Kinder Morgan Energy Partners received net proceeds of $286.9 million for the issuance of these common units, and used the proceeds to reduce borrowings

Kinder Morgan, Inc. Form 10-Q

under its bank credit facility. In addition, the underwriters exercised a 30-day option to purchase an additional 862,500 common units; see Subsequent Event following.

These issuances during the six months ended June 30, 2009, collectively, had the associated effects of increasing our (i) noncontrolling interests associated with Kinder Morgan Energy Partners by $649.9 million (ii) associated accumulated deferred income taxes by $8.9 million and (iii) paid-in capital by $15.7 million.

Kinder Morgan Management, LLC

On May 15, 2009, Kinder Morgan Management made a share distribution of 0.025342 shares per outstanding share (2,025,208 total shares) to shareholders of record as of April 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners. On August 14, 2009, Kinder Morgan Management will make a share distribution of 0.022146 shares per outstanding share (1,814,650 total shares) to shareholders of record as of July 31, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average of the market closing prices of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

Subsequent Event

At the time of its June 12, 2009 public common unit offering, discussed above, Kinder Morgan Energy Partners granted the underwriters a 30-day option to purchase up to an additional 862,500 common units on the same terms and conditions, and pursuant to the exercise of this option, Kinder Morgan Energy Partners issued an additional 862,500 common units on July 6, 2009. After underwriting commissions and expenses, Kinder Morgan Energy Partners received net proceeds of $43.0 million for the issuance of these 862,500 common units, and used the proceeds to reduce borrowings under its bank credit facility.

6. Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil. We also have exposure to interest rate risk as a result of the issuance of our debt obligations. Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks.

Energy Commodity Price Risk Management

We are exposed to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of the forecasted purchase or sale of these products. Specifically, these risks are associated with unfavorable price volatility related to (i) pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales; (ii) natural gas purchases; and (iii) natural gas system use and storage. The unfavorable price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations.

Our principal use of energy commodity derivative contracts is to mitigate the risk associated with unfavorable market movements in the price of energy commodities. Our energy commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

For derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales). The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion) is recognized in earnings during the current period. We currently do not exclude any component of the derivative contracts’ gain or loss from the assessment of hedge effectiveness.

During the three and six months ended June 30, 2009, we reclassified gains of $14.4 million and $34.9 million, respectively, of “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified losses of $95.9 million and $211.4 million, respectively, of “Accumulated other comprehensive loss” into earnings. All amounts reclassified into net income during the first six months of both years resulted from the hedged forecasted transactions actually affecting earnings (i.e. when the forecasted sales and purchases actually occurred). No amounts were

Kinder Morgan, Inc. Form 10-Q

reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

Our consolidated “Accumulated other comprehensive loss” balance was $174.4 million as of June 30, 2009, and $53.4 million as of December 31, 2008. These consolidated totals included amounts associated with energy commodity price risk management activities of $47.9 million of losses as of June 30, 2009 and $82.4 million of gains as of December 31, 2008. Of the total amount associated with our energy commodity price risk management activities as of June 30, 2009, approximately $1.4 million of loss is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur). As of June 30, 2009, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through April 2013.

As of June 30, 2009, Kinder Morgan Energy Partners had entered into the following outstanding commodity forward contracts to hedge forecasted energy commodity purchases and sales:

Derivatives designated as hedging contracts under SFAS No. 133	Notional Quantity
Crude oil	28.0 million barrels
Natural gas(a)	43.6 billion cubic feet

Derivatives not designated as hedging contracts under SFAS No. 133	Notional Quantity
Crude oil	0.1 million barrels
Natural gas(a)	7.1 billion cubic feet
____________
(a)	Notional quantities are shown net of short positions.

For derivative contracts that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. These types of transactions include basis spreads, basis-only positions and gas daily swap positions. We primarily enter into these positions to economically hedge an exposure through a relationship that does not qualify for hedge accounting. This will result in non-cash gains or losses being reported in our operating results.

Effective at the beginning of the second quarter of 2008, Kinder Morgan Energy Partners determined that the derivative contracts of its Casper and Douglas natural gas processing operations that previously had been designated as cash flow hedges for accounting purposes no longer met the hedge effectiveness assessment as required by accounting principles. Consequently, it discontinued hedge accounting treatment for these relationships (primarily crude oil hedges of heavy natural gas liquids sales) effective March 31, 2008. Since the forecasted sales of natural gas liquids volumes (the hedged item) are still expected to occur, all of the accumulated losses through March 31, 2008 on the related derivative contracts remained in accumulated other comprehensive income, and will not be reclassified into earnings until the physical transactions occurs. Any changes in the value of these derivative contracts subsequent to March 31, 2008 will no longer be deferred in other comprehensive income, but rather will impact current period income.

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

Since the fair value of fixed rate debt varies inversely with changes in the market rate of interest, we enter into swap agreements to receive a fixed and pay a variable rate of interest in order to convert the interest expense associated with certain of our senior notes from fixed rates to variable rates, resulting in future cash flows that vary with the market rate of interest. These swaps, therefore, hedge against changes in the fair value of our fixed rate debt that result from market interest rate changes. For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings.

Kinder Morgan, Inc. Form 10-Q

As of December 31, 2008, we were not party to any interest rate swap agreements and our subsidiary, Kinder Morgan Energy Partners was party to interest rate swap agreements with a total notional principal amount of $2.8 billion. During the first six months of 2009, we entered into two fixed-to-variable interest swap agreements having a combined notional principal amount of $725 million related to our 5.70% senior notes due January 5, 2016. During the first six months of 2009, Kinder Morgan Energy Partners both terminated an existing fixed-to-variable interest rate swap agreement having a notional principal amount of $300 million and a maturity date of March 15, 2031, and entered into twelve separate fixed-to-variable swap agreements having a combined notional principal amount of $2.45 billion. Kinder Morgan Energy Partners received proceeds of $144.4 million from the early termination of the $300 million swap agreement. In addition, an existing fixed-to-variable rate swap agreement having a notional principal amount of $250 million matured on February 1, 2009. This swap agreement corresponded with the maturity of Kinder Morgan Energy Partners $250 million in principal amount of 6.30% senior notes that also matured on that date (discussed in Note 4).

Therefore, as of June 30, 2009, we and our subsidiary Kinder Morgan Energy Partners had notional principal amounts of $725 million and $4.7 billion, respectively, of fixed-to-variable interest rate swap agreements effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of our and Kinder Morgan Energy Partners’ swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2009, the maximum length of time over which we or Kinder Morgan Energy Partners has hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the accompanying interim Consolidated Balance Sheets. The following table summarizes the fair values of our derivative contracts included in the accompanying interim Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in millions):

Fair Value of Derivative Contracts

	Asset derivatives				Liability derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance Sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging contracts under SFAS No. 133
Energy commodity derivative contracts	Current	$ 42.8	Current	$113.5	Current	$(226.7)	Current	$(129.4)
	Non-current	50.7	Non-current	48.9	Non-current	(234.4)	Non-current	(92.2)
Subtotal		93.5		162.4		(461.1)		(221.6)
Interest rate swap agreements	Non-current	297.1	Non-current	747.1	Non-current	(161.7)	Non-current	-
Cross currency swap agreements	Non-current	5.9	Non-current	32.0	Non-current	-	Non-current	-
Total		396.5		941.5		(622.8)		(221.6)

Derivatives not designated as hedging contracts under SFAS No. 133
Energy commodity derivative contracts	Current	2.0	Current	1.8	Current	(1.9)	Current	(0.1)
Total derivatives		$398.5		$943.3		$(624.7)		$(221.7)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” in the accompanying interim Consolidated Balance Sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of June 30, 2009 and December 31, 2008, this unamortized premium totaled $348.4 million and $216.8 million, respectively.

Kinder Morgan, Inc. Form 10-Q

Effect of Derivative Contracts on the Statements of Operations

The following four tables summarize the impact of our derivative contracts in the accompanying interim Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (in millions):

Derivatives in SFAS No. 133 fair value hedging relationships	Location of gain/(loss) recognized in income on Derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in SFAS No. 133 fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Three Months Ended June 30,				Three Months Ended June 30,
		2009	2008			2009	2008
Interest rate swap agreements	Interest, net – income/(expense)	$(336.9)	$(128.2)	Fixed rate debt	Interest, net – income/(expense)	$336.9	$128.2
Total		$(336.9)	$(128.2)	Total		$336.9	$128.2

		Six Months Ended June 30,				Six Months Ended June 30,
		2009	2008			2009	2008
Interest rate swap agreements	Interest, net – income/(expense)	$(467.3)	$(9.1)	Fixed rate debt	Interest, net – income/(expense)	$467.3	$9.1
Total		$(467.3)	$(9.1)	Total		$467.3	$9.1
____________
(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness. Amounts do not reflect the impact on interest expense from the interest rate swap agreements under which we pay variable rate interest and receive fixed rate interest.

Derivatives in SFAS No. 133 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Energy commodity derivative contracts	$(111.3)	$(577.3)	Revenues-natural gas sales	$3.9	$(5.1)	Revenues	$-	$-
			Revenues-product sales and other	9.6	(81.8)
			Gas purchases and other costs of sales	0.9	(9.0)	Gas purchases and other costs of sales	-	(6.9)
Total	$(111.3)	$(577.3)	Total	$14.4	$(95.9)	Total	$-	$(6.9)

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Energy commodity derivative contracts	$(95.4)	$(797.0)	Revenues-natural gas sales	$4.4	$(5.1)	Revenues	$-	$-
			Revenues-product sales and other	29.7	(197.1)
			Gas purchases and other costs of sales	0.8	(9.2)	Gas purchases and other costs of sales	-	(8.5)
Total	$(95.4)	$(797.0)	Total	$34.9	$(211.4)	Total	$-	$(8.5)

Kinder Morgan, Inc. Form 10-Q

Derivatives in SFAS No. 133 net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (Effective portion)		Location of gain/(loss) reclassified from accumulated OCI into income (Effective portion)	Amount of gain/(loss) reclassified from accumulated OCI into income (Effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Cross currency swap agreements	$(20.1)	$(20.5)	Other, net	$-	$-	Revenues	$-	$-
Total	$(20.1)	$(20.5)	Total	$-	$-	Total	$-	$-

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Cross currency swap agreements	$(26.1)	$1.7	Other, net	$-	$-	Revenues	$-	$-
Total	$(26.1)	$1.7	Total	$-	$-	Total	$-	$-

Derivatives not designated as hedging contracts under SFAS No. 133	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended June 30,
		2009	2008
Energy commodity derivative contracts	Gas purchases and other costs of sales	$(1.9)	$(13.1)
Total		$(1.9)	$(13.1)

		Six Months Ended June 30,
		2009	2008
Energy commodity derivative contracts	Gas purchases and other costs of sales	$(2.3)	$(13.1)
Total		$(2.3)	$(13.1)

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment included in the caption “Accumulated other comprehensive loss” in the accompanying interim Consolidated Balance Sheets. The combined notional value of our remaining cross currency interest rate swaps at June 30, 2009 was approximately C$125.5 million.

In June 2009, we terminated cross currency interest rate swaps with a notional value of C$29.2 million. In connection with this termination, we received $0.5 million in July 2009. Additionally in July 2009, we received $1.0 million for the termination of another portion of our cross currency interest rate swaps with a notional value of C$29.2 million.

Credit Risks

As discussed in Note 15 of our 2008 Form 10-K, we and Kinder Morgan Energy Partners, our subsidiary, have counterparty credit risk as a result of our use of financial derivative contracts. Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include (i) an evaluation of potential counterparties’ financial condition (including credit ratings), (ii) collateral requirements under certain circumstances, and (iii) the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single counterparty. Based on our policies, exposure, credit and other reserves, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of

Kinder Morgan, Inc. Form 10-Q

counterparty performance.

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as a futures, options or stock exchange. These contracts are with a number of parties, all of which have investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. The maximum potential exposure to credit losses on derivative contracts as of June 30, 2009 was (in millions):

Asset position
Interest rate swap agreements	$297.1
Energy commodity derivative contracts	95.5
Cross currency swap agreements	5.9
Gross exposure	398.5
Netting agreement impact	(76.3)
Net exposure	$322.2

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2009 and December 31, 2008, Kinder Morgan Energy Partners had outstanding letters of credit totaling $80.0 million and $40.0 million, respectively, in support of its hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. Additionally, as of June 30, 2009, Kinder Morgan Energy Partners had cash margin deposits associated with its commodity contract positions and over-the-counter swap partners totaling $21.8 million, and we reported this amount as “Current Assets: Restricted deposits” in the accompanying interim Consolidated Balance Sheet. As of December 31, 2008, counterparties associated with Kinder Morgan Energy Partners’ energy commodity contract positions and over-the-counter swap agreements had margin deposits with it totaling $3.1 million, and we reported this amount within “Current Liabilities: Other” in the accompanying interim Consolidated Balance Sheet.

Kinder Morgan Energy Partners also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating. Based on contractual provisions as of June 30, 2009, we estimate that if Kinder Morgan Energy Partners’ credit rating was downgraded, Kinder Morgan Energy Partners would have the following additional collateral obligations (in millions):

Credit ratings downgraded(a)	Incremental obligations	Cumulative obligations(b)
One level to BBB-/Baa3	$76.6	$178.4
Two levels to below BBB-/Baa3 (Below investment grade)	$79.1	$257.5
____________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine Kinder Morgan Energy Partners’ incremental collateral obligations, while the remaining use the lower credit rating. Therefore, a one level downgrade to BBB-/Baa3 by one agency would not trigger the entire $76.6 million incremental obligation.

(b)	Includes current posting at current rating.

7.   Fair Value

Fair value measurements and disclosures are made in accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). While not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements; the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FAS 157-2”). FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, we adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. The adoption did not have a material impact on our balance sheet, statement of income, or statement of cash flows since we already applied its basic concepts in measuring fair values. We adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. This includes applying the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities

Kinder Morgan, Inc. Form 10-Q

initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on our balance sheet, statement of income, or statement of cash flows since we already applied its basic concepts in measuring fair values.

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

The following tables summarize the fair value measurements of our (i) energy commodity derivative contracts, (ii) interest rate swap agreements and (iii) cross currency interest rate swap agreements as of June 30, 2009 and December 31, 2008, based on the three levels established by SFAS No. 157, and does not include cash margin deposits, which are reported as “Restricted deposits” in the accompanying interim Consolidated Balance Sheets:

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
As of June 30, 2009
Energy commodity derivative contracts(a)	$95.5	$0.1	$44.8	$50.6
Interest rate swap agreements	297.1	-	297.1	-
Cross currency interest rate swap agreements	5.9	-	5.9	-

As of December 31, 2008
Energy commodity derivative contracts(b)	$164.2	$0.1	$108.9	$55.2
Interest rate swap agreements	747.1	-	747.1	-
Cross currency interest rate swap agreements	32.0	-	32.0	-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
As of June 30, 2009
Energy commodity derivative contracts(c)	$(463.0)	$-	$(436.4)	$(26.6)
Interest rate swap agreements	(161.7)	-	(161.7)	-

As of December 31, 2008
Energy commodity derivative contracts(d)	$(221.7)	$-	$(210.6)	$(11.1)
Interest rate swap agreements	-	-	-	-
__________
(a)
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX. Level 3 consists primarily of natural gas basis swaps and West Texas Intermediate options.

(b)	Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate hedges and

Kinder Morgan, Inc. Form 10-Q

OTC natural gas hedges that are settled on NYMEX. Level 3 consists primarily of West Texas Intermediate options and West Texas Sour hedges.
(c)
Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX. Level 3 consists primarily of West Texas Sour hedges, natural gas basis swaps and West Texas Intermediate options.

(d)	Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of natural gas basis swaps, natural gas options and West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the six months ended June 30, 2009 and 2008:

Significant unobservable inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Derivatives-net asset (liability)
Beginning of Period	$53.4	$(123.8)	$44.1	$(100.3)
Realized and unrealized net losses	(28.1)	(141.5)	(21.8)	(186.3)
Purchases and settlements	(1.3)	32.3	1.7	53.6
Transfers in (out) of Level 3	-	-	-	-
End of Period	$24.0	$(233.0)	$24.0	$(233.0)

Change in unrealized net losses relating to contracts still
held at end of period	$(29.7)	$(123.1)	$(39.5)	$(160.8)

For a more complete discussion of our fair value measurements, see Note 7 of Notes to our Consolidated Financial Statements included in our 2008 Form 10-K.

Fair Value of Financial Instruments

Fair value as used in SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our outstanding debt balance as of June 30, 2009 and December 31, 2008 (both short and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt	$12,315.2	$12,142.2	$11,458.3	$9,813.9

The estimated fair value of our outstanding publicly-traded debt as of each date is based upon quoted market prices, if available, and for all other debt, fair value is based upon prevailing interest rates currently available to us, and in accordance with the provisions of SFAS No. 157, we adjust (discount) the fair value measurement of our long-term debt for the effect of credit risk. For a more complete discussion of our fair value measurements, see Note 13 of Notes to Consolidated Financial Statements included in our 2008 Form 10-K.

8. Reportable Segments

We divide our operations in seven reportable segments. These segments and their principal source of revenues are as follow:

•	Products Pipelines–KMP – the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

•	Natural Gas Pipelines–KMP– the sale, transport, processing, treating, storage and gathering of natural gas;

•
CO2–KMP – the production and sale of crude oil from fields in the Permian Basin of West Texas and the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields;

•	Terminals–KMP – the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

Kinder Morgan, Inc. Form 10-Q

•	Kinder Morgan Canada–KMP – the transportation of crude oil and refined products;

•	NGPL PipeCo LLC—after February 15, 2008, this segment consists of our 20% interest in NGPL PipeCo LLC, a major interstate natural gas pipeline and storage system, which we operate; and

•	Power consists of a natural gas-fired electric generation facility.

The accounting policies we apply in the generation of reportable segment earnings are generally the same as those applied to our consolidated operations, except that (i) certain items below the “Operating Income (Loss)” line (such as interest expense) are either not allocated to reportable segments or are not considered by management in its evaluation of reportable segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income (Expense)” in the accompanying interim Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of reportable segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our reportable segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in its segment earnings. With adjustment for these items, we currently evaluate reportable segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed.

Reportable Segments Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues from external customers
Products Pipelines–KMP	$206.7	$198.6	$394.9	$396.9
Natural Gas Pipelines–KMP	860.7	2,644.7	1,912.4	4,557.2
CO2–KMP	282.4	342.6	535.6	662.4
Terminals–KMP	263.7	300.4	531.4	580.4
Kinder Morgan Canada–KMP(a)	56.0	44.2	106.0	88.1
NGPL PipeCo LLC(b)	-	-	-	132.1
Power	12.4	13.2	19.0	20.7
Other	11.4	16.8	22.9	17.7
Total revenues	$1,693.3	$3,560.5	$3,522.2	$6,455.5
Intersegment revenues
Terminals–KMP	$0.3	$0.3	$0.5	$0.5
NGPL PipeCo LLC(b)	-	-	-	0.9
Other	-	(0.1)	-	(0.9)
Total intersegment revenues	$0.3	$0.2	$0.5	$0.5

Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments
Products Pipelines–KMP	$154.7	$(977.1)	$300.1	$(836.9)
Natural Gas Pipelines–KMP	162.0	(2,073.0)	362.0	(1,884.6)
CO2–KMP	226.9	250.6	418.6	483.9
Terminals–KMP	141.0	(536.2)	275.3	(410.4)
Kinder Morgan Canada–KMP(a)	46.7	38.8	66.2	73.4
NGPL PipeCo LLC(b)	10.1	8.7	22.4	104.7
Power	1.3	0.7	2.4	2.8
Total segment earnings (loss) before DD&A(c)	742.7	(3,287.5)	1,447.0	(2,467.1)
Depreciation, depletion and amortization	(256.8)	(215.7)	(521.6)	(433.8)
Amortization of excess cost of equity investments	(1.5)	(1.4)	(2.9)	(2.9)
NGPL PipeCo LLC fixed fee revenue	11.4	16.7	22.9	16.7
General and administrative expense	(84.1)	(91.8)	(177.0)	(178.1)
Unallocable interest and other, net(d)	(139.1)	(137.1)	(289.4)	(341.5)
Add back: income taxes included in segments above(c)	2.8	2.3	22.1	11.3
Income (loss) from continuing operations before income taxes	$275.4	$(3,714.5)	$501.1	$(3,395.4)

Kinder Morgan, Inc. Form 10-Q

	June 30, 2009	December 31, 2008
	(In millions)
Assets
Products Pipelines–KMP	$5,558.8	$5,526.4
Natural Gas Pipelines–KMP	8,504.4	7,748.1
CO2–KMP	4,337.9	4,478.7
Terminals–KMP	4,445.0	4,327.8
Kinder Morgan Canada–KMP(a)	1,632.1	1,583.9
NGPL PipeCo LLC(b)	712.0	717.3
Power	57.8	58.9
Total segment assets	25,248.0	24,441.1
Corporate assets(e)	678.8	1,003.8
Total consolidated assets	$25,926.8	$25,444.9
____________
(a)
On August 28, 2008, we sold our one-third interest in the net assets of the Express pipeline system (“Express”), as well as our full ownership of the net assets of the Jet Fuel pipeline system (“Jet Fuel”), to Kinder Morgan Energy Partners. The results of Express and Jet Fuel are now reported in the segment referred to as Kinder Morgan Canada–KMP for all periods.

(b)
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

(c)
Income taxes of Kinder Morgan Energy Partners of $2.8 million, $2.3 million, $22.1 million and $11.3 million, respectively, for the three- and six-month periods ended June 30, 2009 and 2008 are included in segment earnings (loss) before DD&A.

(d)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(e)
Includes assets of cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

9.   Related Party Transactions

Significant Investors

Two of Kinder Morgan Holdco LLC’s investors are considered “related parties” to us as that term is defined in the authoritative accounting literature: (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”). We enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. At June 30, 2009 and December 31, 2008, the fair values of these derivative contracts associated with commodity price risk management activities with related parties are included in the accompanying interim Consolidated Balance Sheets within the captions indicated in the following table:

	June 30, 2009	December 31, 2008
	(In millions)
Derivatives - asset (liability)
Current Assets: Fair value of derivative contracts	$0.6	$60.4
Assets: Fair value of derivative contracts	$14.5	$20.1
Current Liabilities: Fair value of derivative contracts	$(44.5)	$(13.2)
Long-term Liabilities and Deferred Credits: Fair value of derivative contracts	$(142.1)	$(24.1)

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a long-term note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The note provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment due July 20, 2011. The outstanding note receivable balance was $86.1 million and $88.5 million as of June 30, 2009 and December 31, 2008, respectively. Of these

Kinder Morgan, Inc. Form 10-Q

amounts, $2.6 million and $3.7 million were included within “Current Assets: Accounts, notes and interest receivable, net” as of June 30, 2009 and December 31, 2008, respectively, and the remainder was included within “Notes receivable” in the accompanying interim Consolidated Balance Sheets at each reporting date.

Express US Holdings LP Note Receivable

We have a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system. The debenture, denominated in Canadian dollars, is due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year. As of June 30, 2009 and December 31, 2008, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $97.7 million and $93.3 million, respectively, and we included these amounts within “Notes receivable” in the accompanying interim Consolidated Balance Sheets.

NGPL PipeCo LLC Fixed Fee Revenue and Other Transactions

On February 15, 2008, Kinder Morgan, Inc. entered into an Operations and Reimbursement Agreement (“Agreement”) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC. The Agreement provides for Kinder Morgan, Inc. to be reimbursed, at cost, for pre-approved operations and maintenance costs, plus a $43.2 million annual general and administration fixed fee charge (“Fixed Fee”), for services provided under the Agreement. This Fixed Fee escalates at 3% each year until 2011 and is billed monthly. For the three months ended June 30, 2009 and 2008, these Fixed Fees totaled $11.4 million and $11.1 million, respectively. For the six months ended June 30, 2009 and the period from February 15, 2008 to June 30, 2008, these Fixed Fees totaled $22.9 million and $16.7 million, respectively.

10. Income Taxes

Income taxes from continuing operations included in the accompanying interim Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Income taxes	$67.0	$19.4	$147.6	$106.5
Effective tax rate	24.3%	0.5%	29.5%	3.1%

During the three months ended June 30, 2009, our effective tax rate was lower than the statutory federal tax rate due to (i) the impact of non-taxable non-controlling interests, (ii) tax benefits resulting from increases in non-deductible goodwill and (iii) a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC. The above decreases to income tax expense were partially offset by state income tax expense. For the six months ended June 30, 2009, our effective tax rate was lower than the statutory federal income tax rate of 35% for the three items described above and a non-cash FIN No. 48 adjustment.  This decrease to income tax expense was partially offset by additional tax expense resulting from non-cash deferred tax liability adjustments in Kinder Morgan Energy Partners’ Kinder Morgan Canada segment and state income taxes.

For the three and six months ended June 30, 2008 our effective tax rate was lower than the statutory federal income tax rate of 35% primarily due to (i) the impact of non-taxable non-controlling interests, (ii) a reduction of approximately $53.0 million in deferred income tax liabilities, and income tax expense, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains and (iii) the special tax deduction permitted for dividends received from domestic corporations. These decreases to the effective tax rate were partially offset by state income taxes.

The January 2009 adoption of SFAS No. 160 changed the computation of our effective tax rate as earnings attributable to noncontrolling interests are no longer deducted from income (loss) from continuing operations before income taxes.

11. Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the six months ended June 30, 2009. Additional information with respect to these proceedings can

Kinder Morgan, Inc. Form 10-Q

be found in Note 19 to the Consolidated Financial Statements included in our 2008 Form 10-K. The note also contains a description of any material legal proceedings that were initiated against us during the six months ended June 30, 2009.

In this note, we refer to SFPP, L.P. as SFPP; Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; ExxonMobil Oil Corporation as ExxonMobil; Tosco Corporation as Tosco; Ultramar Diamond Shamrock Corporation/Ultramar Inc. as Ultramar; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; America West Airlines, Inc., Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airline Complainants; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit and the Federal Energy Regulatory Commission, as FERC.

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

•
FERC Docket Nos. OR02-4 and OR03-5—Complainant/Protestant: Chevron—Defendant: SFPP; FERC Docket No. OR04-3—Complainants/Protestants: America West Airlines, Southwest Airlines, Northwest Airlines, and Continental Airlines—Defendant: SFPP; FERC Docket Nos. OR03-5, OR05-4 and OR05-5—Complainants/Protestants: BP WCP, ExxonMobil, and ConocoPhillips (other shippers intervened)—Defendant: SFPP—Subject: Complaints against all SFPP rates; OR02-4 was dismissed and Chevron appeal pending at the D.C. Circuit;

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

•
FERC Docket No. OR07-4—Complainants/Protestants: BP WCP, Chevron, and ExxonMobil—Defendants: SFPP, Kinder Morgan G.P., Inc., and Kinder Morgan, Inc.—Subject: Complaints against all SFPP rates; held in abeyance; complaint withdrawn as to SFPP’s affiliates;

•
FERC Docket Nos. OR07-5 and OR07-7 (consolidated) and IS06-296—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev, Kinder Morgan G.P., Inc., and Kinder Morgan, Inc —Subject: Complaints and protest against Calnev rates; OR07-5 and IS06-296 were settled in 2008; OR07-7 complaint amendment pending before FERC;

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

Kinder Morgan, Inc. Form 10-Q

•	FERC Docket No. IS07-137—Complainants/Protestants: Shippers—Defendant: SFPP—Subject: ULSD surcharge; settled;

•
FERC Docket No. IS08-390—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, the Airline Complainants—Defendant: SFPP—Subject: West Line rate increase; Initial Decision expected December 2009;

•
FERC Docket No. IS09-375—Complainants/Protestants: BP, XOM, Chevron, Tesoro, ConocoPhillips, Western, Navajo, Valero, Southwest, and Airline Intervenors—Defendant: SFPP—Subject: Protests regarding 2009 indexed rate increases; protests dismissed by FERC;

•
FERC Docket No. IS09-377—Complainants/Protestants: BP, Chevron, Tesoro, and Airline Intervenors—Defendant: Calnev—Subject: Protests regarding 2009 index-based rate increases; protests dismissed by FERC;

•	FERC Docket No. OR09-8—Complainants/Protestants: Chevron—Defendant: SFPP—Subject: Complaint against 2008 index-based rate increases;

•	FERC Docket No. OR09-11—Complainants/Protestants: BP WCP—Defendant: Calnev—Subject: Complaint requesting audit of Page 700 of FERC Form No. 6 for 2007 and 2008;

•	FERC Docket No. OR09-12—Complainants/Protestants: BP WCP—Defendant: SFPP—Subject: Complaint requesting audit of Page 700 of FERC Form No. 6 for 2007 and 2008;

•	FERC Docket No. OR09-14—Complainants/Protestants: Tesoro—Defendant: Calnev—Subject: Complaint requesting audit of Page 700 of FERC Form No. 6 for 2007 and 2008;

•	FERC Docket No. OR09-15—Complainants/Protestants: Tesoro—Defendant: Calnev—Subject: Complaint against all Calnev rates;

•	FERC Docket No. OR09-16—Complainants/Protestants: Tesoro—Defendant: SFPP—Subject: Complaint requesting audit of Page 700 of FERC Form No. 6 for 2007 and 2008; and

•	FERC Docket No. OR09-17—Complainants/Protestants: Tesoro—Defendant: SFPP—Subject: Complaint against SFPP rates

The tariffs and rates charged by SFPP and Calnev (Kinder Morgan Energy Partners subsidiaries within the West Coast Products Pipeline group) are subject to numerous ongoing proceedings at the FERC, including the above listed shippers’ complaints and protests regarding interstate rates on these pipeline systems. These complaints have been filed over numerous years beginning in 1992 through and including 2008. In general, these complaints allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable. If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaint) or refunds of any excess rates paid, and SFPP and Calnev may be required to reduce their rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

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

During 2008, SFPP and Calnev made combined settlement payments to various shippers totaling approximately $30.2 million. In October 2008 in connection with OR92-8-025, IS06-283 and OR07-5, SFPP entered into a settlement resolving disputes regarding its East Line rates filed in Docket No. IS08-28 and related dockets. In January 2009, the FERC approved the settlement. Upon the finality of the FERC’s approval, reduced settlement rates became effective on May 1, 2009, and SFPP made refund and settlement payments totaling $15.5 million in May 2009.

Based on our review of these FERC proceedings, we estimate that as of June 30, 2009, shippers are seeking approximately $355 million in reparation and refund payments and approximately $30 to $35 million in additional annual rate reductions. We assume that, with respect to our SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the fourth quarter of 2009.

Kinder Morgan, Inc. Form 10-Q

California Public Utilities Commission Proceedings

SFPP has previously reported ratemaking proceedings pending with the California Public Utilities Commission, referred to in this note as the CPUC. The complaints generally challenge rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and request prospective rate adjustments and refunds with respect to previously untariffed charges for certain pipeline transportation and related services. All of these matters have been consolidated and assigned to a single administrative law judge. As of the filing of this report, it is unknown when a decision from the CPUC regarding these matters will be received. Based on our review of these CPUC proceedings, we estimate that shippers are seeking approximately $100 million in reparation and refund payments and approximately $35 million in annual rate reductions.

Carbon Dioxide Litigation

Gerald O. Bailey et al. v. Shell Oil Co. et al/Southern District of Texas Lawsuit

Kinder Morgan CO2 Company, L.P. (“Kinder Morgan CO2”), Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the Southern District of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit located in southwest Colorado. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. have also asserted claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants filed motions for summary judgment on all claims.

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey and Ptasynski take nothing on their claims and that the claims of Gray be dismissed with prejudice. The court entered final judgment in favor of defendants on April 30, 2008. Defendants have filed a motion seeking sanctions against plaintiffs Bailey and Ptasynski and their attorneys. The plaintiffs have appealed the final judgment to the United States Fifth Circuit Court of Appeals. The parties concluded their briefing to the Fifth Circuit Court of Appeals in February 2009.

CO2 Claims Arbitration

Cortez Pipeline Company and Kinder Morgan CO2, successor to Shell CO2 Company, Ltd., were among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement, which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiffs alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiffs also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement. On June 21, 2007, the New Mexico federal district court entered final judgment confirming the August 7, 2006 arbitration decision.

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

Kinder Morgan, Inc. Form 10-Q

MMS Matters

The U.S. Department of the Interior, Minerals Management Service, referred to in this note as the MMS, and Kinder Morgan CO2 have reached a settlement of the previously reported Notice of Noncompliance and Civil Penalty from December 2006 and Orders to Report and Pay from March 2007 and August 2007. The settlement agreement is subject to final MMS approval and upon approval will be funded from existing reserves and indemnity payments by Shell CO2 General LLC and Shell CO2 LLC pursuant to a royalty claim indemnification agreement.

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

The case was tried to a jury in the trial court in September 2008. The plaintiffs sought $6.8 million in actual damages as well as punitive damages. The jury returned a verdict finding that Kinder Morgan CO2 did not breach the settlement agreement and did not breach the claimed duty to market carbon dioxide. The jury also found that Kinder Morgan CO2 breached a duty of good faith and fair dealing and found compensatory damages of $0.3 million and punitive damages of $1.2 million. On October 16, 2008, the trial court entered judgment on the verdict.

On January 6, 2009, the district court entered orders vacating the judgment and granting a new trial in the case. Kinder Morgan CO2 filed a petition with the New Mexico Supreme Court, asking that court to authorize an immediate appeal of the new trial orders. In a 2 to 1 decision, the New Mexico Supreme Court denied Kinder Morgan CO2’s petition for immediate review of the new trial orders. The district court has scheduled a new trial to occur beginning on October 19, 2009.

Other

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome and Bravo Dome Units are currently ongoing. These audits and inquiries involve federal agencies, the states of Colorado and New Mexico, and county taxing authorities in the state of Colorado.

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude by the end of 2009.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP has appealed this decision and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations.

It is difficult to quantify the effects of the outcome of these cases on SFPP because SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations. Even if SFPP is successful in advancing its positions,

Kinder Morgan, Inc. Form 10-Q

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

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds. Grynberg appealed this Order to the Tenth Circuit Court of Appeals. Briefing was completed and oral argument was held on September 25, 2008. A decision by the Tenth Circuit Court of Appeals affirming the dismissal of the Kinder Morgan Defendants was issued on March 17, 2009. Grynberg’s  petition for rehearing was denied on May 4, 2009 and the Tenth Circuit issued its Mandate on May 18, 2009. A Petition for Writ of Certiorari, if filed, would be due August 3, 2009.

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

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal Sparrows Point, LLC in Sparrows Point Maryland collapsed while being operated by Kinder Morgan Bulk Terminals, Inc, a subsidiary of Kinder Morgan Energy Partners. According to Kinder Morgan Energy Partners’ investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against Kinder Morgan Bulk Terminals in the United States District Court for the District of Maryland, cause no. WMN 09CV1668, alleging that Kinder Morgan Energy Partners was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. Severstal seeks unspecified damages for value of the crane and lost profits. Kinder Morgan Bulk Terminals denies each of Severstal’s allegations.

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

On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against the same defendants and alleging the same claims as in the Jernee case with respect to Stephanie Suzanne Sands. The Jernee case has been consolidated for pretrial purposes with the Sands case. In July 2009, plaintiffs in both the Sands and Jernee cases agreed

Kinder Morgan, Inc. Form 10-Q

to dismiss all claims against the Kinder Morgan related defendants with prejudice in exchange for the Kinder Morgan defendants’ agreement that they would not seek to recover their defense costs against the plaintiffs. The Kinder Morgan defendants have filed a Motion for Approval of Good Faith Settlement with the trial court, which is currently pending. If granted, this matter will be concluded with respect to all Kinder Morgan related entities and individuals.

Pipeline Integrity and Releases

From time to time, despite our best efforts, our pipelines experience leaks and ruptures. These leaks and ruptures may cause explosions, fire, damage to the environment, damage to property and/or personal injury or death. In connection with these incidents, we may be sued for damages caused by an alleged failure to properly mark the locations of our pipelines and/or to properly maintain our pipelines. Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties.

Midcontinent Express Pipeline LLC Construction Incident

On July 15, 2009, a Midcontinent Express Pipeline LLC contractor and subcontractor were conducting a nitrogen pressure test on facilities at a Midcontinent Express delivery meter station that was under construction in Smith County, Mississippi. An unexpected release occurred during testing, resulting in one fatality and injuries to four other employees of the contractor or subcontractor. The United States Occupational Safety and Health Administration is investigating the cause of the incident with assistance from the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”). All construction work at other Midcontinent Express meter sites was allowed to continue after safety and construction reviews confirmed that the work could resume safely.

Pasadena Terminal Fire

On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas terminal facility. One of our employees was injured and subsequently died. In addition, the pit 3 manifold was severely damaged.

On July 13, 2009, a civil lawsuit was filed by and on behalf of the family of the deceased employee entitled Brandy Williams et. al. v. KMGP Services Company, Inc. in the 133rd District Court of Harris County, Texas, case no. 2009-44321. The suit alleges one count of gross negligence against defendant and seeks unspecified compensatory and punitive damages. We have filed an Answer denying the allegations in the Complaint, and the parties are currently engaged in discovery.

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc., (a third-party contractor to Rockies Express Pipeline LLC (“Rockies Express”) struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident was investigated by the PHMSA. In March 2008, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident. To date, the PHMSA has not issued any NOPV’s to Rockies Express, and we do not expect that it will do so. Immediately following the incident, Rockies Express and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

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

Kinder Morgan, Inc. Form 10-Q

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

In April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historical soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination, which appears to be from a historical turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single-family homes that are part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation reached a settlement with the builder of the two homes that were impacted. Plantation continues to negotiate with the owner of the property to address any potential claims that it may bring.

Barstow, California

The United States Department of Navy has alleged that historic releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from Calnev’s Barstow terminal has (i) migrated underneath the Navy’s Marine Corps Logistics Base (the “MCLB”) in Barstow, (ii) impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev, and (iii) affected the MCLB’s water supply system. Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus potentially perform other work, if the parties determine it to be necessary, to ensure protection of the Navy’s existing treatment system and water supply.

Oil Spill Near Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within Kinder Morgan Energy Partners’ Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, Kinder Morgan Energy Partners initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the British Columbia Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental remediation is near completion.

The National Transportation Safety Board released its investigation report (“Report”) on the incident on March 18, 2009. The Report confirmed that an absence of pipeline location marking in advance of excavation and inadequate communication between the contractor and Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Canada, Inc., the operator of the line, were the primary causes of the accident. No directives, penalties or actions of Kinder Morgan Canada, Inc. were required as a result of the Report.

On July 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and Trans Mountain L.P. (the last two of which are subsidiaries of ours). The charges claim that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Acts. We are of the view that the charges have been improperly laid against us, and we intend to vigorously defend against them.

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

Kinder Morgan, Inc. Form 10-Q

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

In August, September and October 2008, the Plaintiffs in both consolidated cases voluntarily dismissed without prejudice the claims against those Kinder Morgan, Inc. directors who did not participate in the buyout (including the dismissal of the members of the special committee of the board of directors), Kinder Morgan, Inc. and Knight Acquisition, Inc. In addition, on November 19, 2008, by agreement of the parties, the Texas trial court issued an order staying all proceedings in the Texas actions until such time as a final judgment shall be issued in the Kansas actions. The effect of this stay is that the consolidated matters will proceed only in the Kansas trial court.

In February 2009, the parties submitted an agreed upon order which has been entered by the Kansas trial court certifying a class consisting of “All holders of Kinder Morgan, Inc. common stock, during the period of August 28, 2006, through May 30, 2007, and their transferees, successors and assigns. Excluded from the class are defendants, members of their immediate families or trusts for the benefit of defendants or their immediate family members, and any majority-owned affiliates of any defendant.” The parties agreed that the certification and definition of the above class was subject to revision and without prejudice to defendants’ right to seek decertification of the class or modification of the class definition.

The parties are currently engaged in consolidated discovery in these matters.

On August 24, 2006, a civil action entitled City of Inkster Policeman and Fireman Retirement System, Derivatively on Behalf of Kinder Morgan, Inc., Plaintiffs v. Richard D. Kinder, Michael C. Morgan, William V. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and R. Tim Bradley, Defendants and Kinder Morgan, Inc., Nominal Defendant; Case 2006-52653, was filed in the 270th Judicial District Court, Harris County, Texas. This putative derivative lawsuit was brought against certain of Kinder Morgan, Inc.’s senior officers and directors,

Kinder Morgan, Inc. Form 10-Q

alleging that the proposal constituted a breach of fiduciary duties owed to Kinder Morgan, Inc. Plaintiff also contends that the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks, among other things, to enjoin the defendants from consummating the proposal, a declaration that the proposal is unlawful and unenforceable, the imposition of a constructive trust upon any benefits improperly received by the defendants, and attorney’s fees. In November 2007, defendants filed a Joint Motion to Dismiss for Lack of Jurisdiction, or in the Alternative, Motion for Final Summary Judgment. Plaintiffs opposed the motion. In February 2008, the court entered a Final Order granting defendants’ motion in full, ordering that plaintiff, the City of Inkster Policeman and Fireman Retirement System, take nothing on any and all of its claims against any and all defendants. In April 2008, Plaintiffs filed an appeal of the judgment in favor of all defendants in the Texas Court of Appeal, First District. In June 2009, the Texas Court of Appeal affirmed the decision of the trial court dismissing the case in full.

General

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although it is not possible to predict the ultimate outcomes, we believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of June 30, 2009 and December 31, 2008, we have recorded total reserves for legal fees, transportation rate cases and other litigation liabilities of $207.9 million and $234.8 million, respectively. The reserve is primarily related to various claims from lawsuits related to Kinder Morgan Energy Partners’ West Coast Products Pipelines and the contingent amount is based on both probability of realization and our ability to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC; California Superior Court, County of Los Angeles, Case No. NC041463.

Kinder Morgan Liquids Terminals LLC is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed for the first half of 2009 in order to allow the parties to work with the regulatory agency concerning the scope of the required cleanup. The regulatory agency has not yet made any final decisions concerning cleanup of the former terminal, although the agency is expected to issue final cleanup orders in 2009.

The lawsuit stay has now been lifted, and two new defendants have been added to the lawsuit by plaintiff in a Third Amended Complaint. Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that Plaintiff’s past damages exceed $2 million. No trial date has yet been set.

ExxonMobil Corporation v. GATX Terminals Corporation, Kinder Morgan Liquids Terminals LLC and Support Terminals Services, Inc.

On April 23, 2003, Exxon Mobil Corporation (“ExxonMobil”) filed a complaint in the Superior Court of New Jersey, Gloucester County. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corporation (“GATX”). from 1989 through September 2000, later owned by Support Terminals Services, Inc. (“Support Terminals”). The terminal is now owned by Pacific Atlantic Terminals, LLC, and it too is a party to the lawsuit.

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

Kinder Morgan, Inc. Form 10-Q

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

State of Texas v. Kinder Morgan Petcoke, L.P.

Harris County, Texas Criminal Court No. 11, Cause No. 1571148. On February 24, 2009 a subsidiary of Kinder Morgan Energy Partners, Kinder Morgan Petcoke, L.P., was served with a misdemeanor summons alleging the unintentional discharge of petcoke into the Houston Ship Channel during maintenance activities. On May 27, 2009, Kinder Morgan Energy Partners settled the matter by entering a plea of nolo contendere to one count of unintentional discharge to water and paying a fine of $30,000.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against Kinder Morgan Energy Partners and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, Kinder Morgan Energy Partners removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, Kinder Morgan Energy Partners filed a Motion to Dismiss all counts of the Complaint. The court denied in part and granted in part the Motion to Dismiss and gave the City leave to amend their complaint. The City submitted its Amended Complaint and Kinder Morgan Energy Partners filed an Answer. The parties have commenced with discovery. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

Kinder Morgan Port Manatee Terminal, LLC, Palmetto, Florida

On June 18, 2009, Kinder Morgan Port Manatee Terminal, LLC, a Kinder Morgan Energy Partners’ subsidiary, received a Revised Warning Letter from the Florida Department of Environmental Protection, referred to in this note as the Florida DEP, advising it of possible regulatory and air permit violations regarding operations at the Port Manatee Terminal. Kinder Morgan Energy Partners previously conducted a voluntary internal audit at this facility in March 2008 and identified various environmental compliance and permitting issues primarily related to air quality compliance. Kinder Morgan Energy Partners reported its findings from this audit in a self-disclosure letter to the Florida DEP in March 2008. Following the submittal of its self-disclosure letter, the agency conducted numerous inspections of the air pollution control devices at the Terminal and issued this Revised Warning Letter.

In addition, Kinder Morgan Energy Partners has received a subpoena from the U.S. Department of Justice for production of documents related to the service and operation of the Kinder Morgan Port Manatee Terminal. Kinder Morgan Energy Partners is fully cooperating with the investigation of this matter.

Other Environmental

We are subject to environmental cleanup and enforcement actions from time to time. In particular, the federal CERCLA generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and carbon dioxide field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

We are currently involved in several governmental proceedings involving alleged air, water and waste violations issued by various governmental authorities related to compliance with environmental regulations. As we receive notices of non-

Kinder Morgan, Inc. Form 10-Q

compliance, we negotiate and settle these matters. We do not believe that these alleged violations will have a material adverse effect on our business.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of June 30, 2009 and December 31, 2008, we have accrued an environmental reserve of $84.0 million and $85.0 million, respectively, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology. Associated with the environmental reserve, we have recorded a receivable of $18.8 million and $20.9 million as of June 30, 2009 and December 31, 2008, respectively, for expected cost recoveries that have been deemed probable.

12. Regulatory Matters

The following updates the disclosure in Note 18 to the Consolidated Financial Statements included in our 2008 Form 10-K with respect to developments that occurred during the six months ended June 30, 2009.

Notice of Proposed Rulemaking – Natural Gas Price Transparency

On November 20, 2008, the FERC issued Order 720, which established new reporting requirements for interstate and major non-interstate natural gas pipelines. Interstate pipelines are required to post no-notice activity at each receipt and delivery point three days after the day of gas flow. Major non-interstate pipelines are required to post design capacity, scheduled volumes and available capacity at each receipt or delivery point with a design capacity of 15,000 MMBtus of natural gas per day or greater. The final rule became effective January 27, 2009 for interstate pipelines. On January 15, 2009, the FERC issued an order granting an extension of time for major non-interstate pipelines to comply until 150 days following the issuance of an order addressing the pending requests for rehearing. On January 16, 2009, the FERC granted rehearing of Order 720. On July 16, 2009, the FERC issued a request for supplemental comments on revisions to the posting requirements. Comments are due on August 31, 2009. We do not expect this Order to have a material impact on our consolidated financial statements.

Notice of Proposed Rulemaking - Contract Reporting Requirements of Intrastate Natural Gas Companies, Docket No. RM09-2-000.

On November 20, 2008, the FERC issued a Notice of Inquiry seeking comments on whether the FERC should require intrastate and Hinshaw pipelines to publicly report the details of their transactions in interstate commerce. Comments were filed on February 13, 2009. In response to such comments, on July 16, 2009, the FERC issued a Notice of Proposed Rulemaking in this proceeding, proposing to revise the existing annual transactional reporting requirements for intrastate and Hinshaw pipelines to be filed on a quarterly basis and to include more information than was required under the annual reports. Comments are due October 27, 2009.

Kinder Morgan, Inc. Form 10-Q

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

The expansion is fully contracted and is expected to be operational in April 2010. The total estimated cost for the proposed project is approximately $78 million. By Commission order issued July 16, 2009 Rockies Express was granted authorization to construct and operate this project.

Rockies Express Pipeline-East Project

Construction continued during the second quarter of 2009 on the previously announced Rockies Express Pipeline-East Pipeline project. The Rockies Express-East project includes the construction of an additional natural gas pipeline segment, comprising approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio. Current market conditions for consumables, labor and construction equipment along with certain provisions in the final regulatory orders have resulted in increased costs for the project and have impacted certain projected completion dates. On October 31, 2008, Rockies Express filed an amendment to its certificate application, seeking authorization to revise its tariff-based recourse rates for transportation service on the Rockies Express East pipeline segment to reflect updated construction costs for the project. By order issued March 16, 2009, the FERC authorized the revised rates as filed by Rockies Express. Including expansions, the current estimate of total construction costs on the entire Rockies Express Pipeline is now approximately $6.7 billion (consistent with the Kinder Morgan Energy Partners’ July 15, 2009 second quarter earnings press release).

On June 29, 2009, Rockies Express-East commenced service on the portion of the pipeline from Audrain County, Missouri to the Lebanon Hub in Warren County, Ohio. This section of the line provides capacity of approximately 1.6 billion cubic feet per day of natural gas, and includes interconnects to Natural Gas Pipeline Company of America LLC, Ameren, Trunkline, Midwestern Gas Transmission, Panhandle Eastern, Texas Eastern, Dominion Transmission and Columbia Gas, with future interconnects to Texas Gas Transmission, ANR, Citizens and Vectren. The remainder of Rockies Express-East, consisting of approximately 195-miles of 42-inch diameter pipe extending to Clarington, Ohio, is expected to be in service by November 1, 2009. When completed, the entire 1,679-mile Rockies Express Pipeline will have a capacity of approximately 1.8 billion cubic feet per day of natural gas, virtually all of which has been contracted under long-term firm commitments from creditworthy shippers.

Kinder Morgan Interstate Gas Transmission Pipeline - Huntsman 2009 Expansion Project

The Kinder Morgan Interstate Gas Transmission natural gas pipeline system, referred to as KMIGT, has filed an application with the FERC for authorization to construct and operate certain storage facilities necessary to increase the storage capability of the existing Huntsman Storage Facility, located near Sidney, Nebraska. KMIGT also requested approval of new incremental rates for the project facilities under its currently effective Cheyenne Market Center Service Rate Schedule CMC-2. When fully constructed, the proposed facilities will create incremental firm storage capacity for up to one million dekatherms of natural gas, with an associated injection capability of approximately 6,400 dekatherms per day and an associated deliverability of approximately 10,400 dekatherms per day. As a result of an open season, KMIGT and one shipper have executed a firm precedent agreement for 100% of the capacity to be created by the project facilities over a five-year term.

Kinder Morgan Louisiana Pipeline

On December 30, 2008, Kinder Morgan Energy Partners filed a second amendment to its certificate application, seeking authorization to revise the initial rates for transportation service on its previously announced Kinder Morgan Louisiana natural gas pipeline system to reflect additional increases in estimated construction costs for the project (a first amendment revising the initial rates was filed in July 2008 and accepted by the FERC in August 2008). The filing was approved by the

Kinder Morgan, Inc. Form 10-Q

FERC on February 27, 2009. On April 16, 2009, Kinder Morgan Energy Partners received authorization from the FERC to begin service on Leg 2 of the approximately 133-mile, 42-inch diameter pipeline, and service on Leg 2 commenced April 18, 2009. On June 21, 2009, Kinder Morgan Energy Partners completed pipeline construction and placed the pipeline system’s remaining portion into service. The Kinder Morgan Louisiana Pipeline project cost approximately $1 billion to complete (consistent with Kinder Morgan Energy Partners’ July 15, 2009 second quarter earnings press release).

The Kinder Morgan Louisiana Pipeline provides approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal, located in Cameron Parish, Louisiana, to various delivery points in Louisiana. The pipeline interconnects with multiple third-party pipelines and all of the capacity on the pipeline system has been fully subscribed by Chevron and Total under 20-year take-or-pay customer commitments. One transportation contract became effective on June 21, 2009, and the second will become effective in the third quarter of 2009.

Midcontinent Express Pipeline

Construction continued during the second quarter of 2009 on the previously announced Midcontinent Express Pipeline project. The Midcontinent Express Pipeline is owned by Midcontinent Express Pipeline LLC, a 50/50 joint venture between us and Energy Transfer Partners, L.P. The pipeline will extend from southeast Oklahoma, across northeast Texas, northern Louisiana and central Mississippi, and terminate at an interconnection with the Transco Pipeline near Butler, Alabama. The entire estimated project cost for the approximately 500-mile natural gas pipeline system is expected to be approximately $2.3 billion (consistent with Kinder Morgan Energy Partners’ July 15, 2009 second quarter earnings press release).

On January 9, 2009, Midcontinent Express filed an amendment to its original certificate application requesting authorization to revise its initial rates for transportation service on the pipeline system to reflect an increase in projected construction costs for the project. The filing was approved by the FERC on March 25, 2009. Interim service commenced for Zone 1 on April 10, 2009 with deliveries to Natural Gas Pipeline Company of America LLC. Service to all Zone 1 delivery points occurred by May 21, 2009. Zone 2 was placed in service on August 1, 2009.

Fayetteville Express Pipeline

Pipeline system development work continued during the second quarter of 2009 on the previously announced Fayetteville Express Pipeline project. The Fayetteville Express Pipeline is owned by Fayetteville Express Pipeline LLC, another 50/50 joint venture between us and Energy Transfer Partners, L.P. The Fayetteville Express Pipeline is a 187-mile, 42-inch diameter natural gas pipeline that will begin in Conway County, Arkansas, and end in Panola County, Mississippi. The pipeline will have an initial capacity of two billion cubic feet per day, and has currently secured ten-year binding commitments totaling 1.85 billion cubic feet per day of capacity. On June 15, 2009, Fayetteville Express Pipeline filed its certificate application with the FERC. Pending regulatory approvals, the pipeline is expected to be in service by late 2010 or early 2011. The estimate of the total costs of this pipeline project is approximately $1.2 billion (consistent with Kinder Morgan Energy Partners’ July 15, 2009 second quarter earnings press release).

13. Recent Accounting Pronouncements

SFAS No. 141(R) and FASB Staff Position No. 141(R)-1

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

On April 1, 2009, the FASB issued FASB Staff Position FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies This Staff Position amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from

Kinder Morgan, Inc. Form 10-Q

contingencies in a business combination under SFAS No. 141R. This Staff Position carries forward the requirements in SFAS No. 141R for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. This Staff Position has the same effective date as SFAS No. 141R, and did not have a material impact on our consolidated financial statements.

SFAS No. 160

For information on SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, see Note 1.

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and provides for enhanced disclosure requirements that include, among other things, (i) a tabular summary of the fair value of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk–related to provide more information regarding an entity’s liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements. Also, see Note 6.

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

FASB Staff Position No. FAS 157-3

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active. This Staff Position provides guidance clarifying how SFAS No. 157, “Fair Value Measurements” should be applied when valuing securities in markets that are not active. This Staff Position applies the objectives and framework of SFAS No. 157 to determine the fair value of a financial asset in a market that is not active, and it reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance also states that significant judgment is required in valuing financial assets. This Staff Position became effective upon issuance, and did not have any material effect on our consolidated financial statements. For more information, see Note 7.

EITF 08-6

On November 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 08-6, or EITF 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies certain accounting and impairment considerations involving equity method investments. For us, this Issue was effective January 1, 2009, and the adoption of this Issue did not have any impact on our consolidated financial statements.

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

Securities and Exchange Commission’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the SEC issued its final rule Modernization of Oil and Gas Reporting, which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. We are currently reviewing the effects of this final rule.

Kinder Morgan, Inc. Form 10-Q

FASB Staff Position No. FAS 157-4
FASB Staff Position No. FAS 107-1 and APB 28-1
FASB Staff Position No. FAS 115-2 and FAS 124-2

On April 9, 2009, the FASB issued three separate Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. This Staff Position provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.

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

For us, each of these three Staff Positions became effective June 30, 2009; however, the adoption of these Staff Positions did not have a material impact on our consolidated financial statements. For more information, see Note 7.

SFAS No. 165

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosure of subsequent events—events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement was effective for interim and annual periods ending after June 15, 2009. For us, this Statement became effective June 30, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements. For more information on our disclosure of subsequent events, see Note 1.

SFAS Nos. 166 and 167

On June 12, 2009, the FASB published SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The Statements change the way entities account for securitizations and special-purpose entities. SFAS No. 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.

Both Statements Nos. 166 and 167 will be effective at the start of an entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for us). We do not expect the adoption of these Statements to have a material impact on our consolidated financial statements.

SFAS No. 168 and the Financial Accounting Standards Board’s Accounting Standards Codification

On June 3, 2009, the FASB voted to approve its Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP, effective July 1, 2009. The move was officially effected by the June 29, 2009 issuance of SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle—a replacement of SFAS No. 162. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. In other words, the GAAP hierarchy will be modified to include only two

Kinder Morgan, Inc. Form 10-Q

levels of GAAP: authoritative and nonauthoritative.

While the Codification does not change U.S. GAAP, it introduces a new structure—reorganizing the thousands of pre-Codification U.S. GAAP pronouncements into approximately 90 accounting topics and displaying all topics consistently. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, and the Codification includes relevant SEC guidance that follows the same topical structure in separate sections. All guidance contained in the Codification carries an equal level of authority.

The Codification will be effective for interim and annual periods ending after September 15, 2009 (September 30, 2009 for us). The adoption of the Accounting Standards Codification will affect the way we reference U.S. GAAP in our financial statements and in our accounting policies; however, we do not expect the adoption to have any direct effect on our consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) the accompanying interim consolidated financial statements and related notes; and (ii) the consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

Our financial statements and the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the August 28, 2008 transfer of our 33 1/3% interest in the Express and Platte crude oil pipeline system net assets (collectively referred to in this report as the Express pipeline system) and the Jet Fuel pipeline system net assets to Kinder Morgan Energy Partners for all periods presented within the Kinder Morgan Canada–KMP reportable segment.

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

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2008 Form 10-K. There have not been any significant changes in these policies and estimates during the six months ended June 30, 2009 except as described below for the accounting policies of noncontrolling interests.

Noncontrolling Interests in Consolidated Subsidiaries

As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling ownership interests are no longer classified as an expense. Instead, Net Income is allocated between Kinder Morgan, Inc.’s stockholder and the noncontrolling interests. As prescribed by this Statement, we applied SFAS No. 160 for all periods presented.

Impact of the Purchase Method of Accounting on Segment Earnings

As further disclosed in Note 1 of Notes to Consolidated Financial Statements in our 2008 Form 10-K, on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. until July 15, 2009 when the Company’s name was changed back to Kinder Morgan, Inc. This transaction is referred to in this report as “the Going Private transaction.” Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

Except for the second quarter 2008 goodwill impairment charge described in Note 3 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K, the impacts of the purchase method of accounting on segment earnings before depreciation, depletion and amortization (“DD&A”) relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2–KMP segment. The impact of this revaluation on the CO2–KMP segment is described in its segment discussion, which follows. The effects on DD&A expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to DD&A expense in periods subsequent to May 30, 2007. The purchase accounting effects on “Interest and other, net” result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Kinder Morgan, Inc. Form 10-Q

Results of Operations

Consolidated

	Three Months Ended June 30,		Earnings Increase/(Decrease)
	2009	2008	Dollars	Percent
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$154.7	$(977.1)	$1,131.8	116%
Natural Gas Pipelines–KMP(c)	162.0	(2,073.0)	2,235.0	108%
CO2–KMP(d)	226.9	250.6	(23.7)	(9)%
Terminals–KMP(e)	141.0	(536.2)	677.2	126%
Kinder Morgan Canada–KMP(f)	46.7	38.8	7.9	20%
NGPL PipeCo LLC(g)	10.1	8.7	1.4	16%
Power	1.3	0.7	0.6	86%
Segment earnings (loss) before DD&A	742.7	(3,287.5)	4,030.2	123%
Depreciation, depletion and amortization expense	(256.8)	(215.7)	(41.1)	(19)%
Amortization of excess cost of equity investments	(1.5)	(1.4)	(0.1)	(7)%
NGPL PipeCo LLC fixed fee revenue(h)	11.4	16.7	(5.3)	(32)%
General and administrative expense(i)	(84.1)	(91.8)	7.7	8%
Unallocable interest and other, net(j)	(139.1)	(137.1)	(2.0)	(1)%
Income (loss) from continuing operations before income taxes	272.6	(3,716.8)	3,989.4	107%
Unallocable income taxes(a)	(64.2)	(17.1)	(47.1)	(275)%
Income (loss) from continuing operations	208.4	(3,733.9)	3,942.3	106%
Income (loss) from discontinued operations, net of tax	0.7	(0.3)	1.0	333%
Net income (loss)	209.1	(3,734.2)	3,943.3	106%
Net income attributable to noncontrolling interests	(79.3)	(126.4)	47.1	37%
Net income (loss) attributable to Kinder Morgan, Inc.	$129.8	$(3,860.6)	$3,990.4	103%

	Six Months Ended June 30,		Earnings Increase/(Decrease)
	2009	2008	Dollars	Percent
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(k)	$300.1	$(836.9)	$1,137.0	136%
Natural Gas Pipelines–KMP(l)	362.0	(1,884.6)	2,246.6	119%
CO2–KMP(m)	418.6	483.9	(65.3)	(13)%
Terminals–KMP(n)	275.3	(410.4)	685.7	167%
Kinder Morgan Canada–KMP(o)	66.2	73.4	(7.2)	(10)%
NGPL PipeCo LLC(g)	22.4	104.7	(82.3)	(79)%
Power	2.4	2.8	(0.4)	(14)%
Segment earnings before DD&A	1,447.0	(2,467.1)	3,914.1	159%
Depreciation, depletion and amortization expense	(521.6)	(433.8)	(87.8)	(20)%
Amortization of excess cost of equity investments	(2.9)	(2.9)	-	-
NGPL PipeCo LLC fixed fee revenue(h)	22.9	16.7	6.2	37%
General and administrative expense(p)	(177.0)	(178.1)	1.1	1%
Unallocable interest and other, net (q)	(289.4)	(341.5)	52.1	15%
Income (loss) from continuing operations before income taxes	479.0	(3,406.7)	3,885.7	114%
Unallocable income taxes(a)	(125.5)	(95.2)	(30.3)	(32)%
Income (loss) from continuing operations	353.5	(3,501.9)	3,855.4	110%
Income (loss) from discontinued operations, net of tax	0.5	(0.4)	0.9	225%
Net income (loss)	354.0	(3,502.3)	3,856.3	110%
Net income (loss) attributable to noncontrolling interests(r)	(108.9)	(252.6)	143.7	57%
Net income (loss) attributable to Kinder Morgan, Inc.	$245.1	$(3,754.9)	$4,000.0	107%
_____________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses, and taxes, other than income taxes. Segment earnings include Kinder Morgan Energy Partners’ allocable income taxes of $2.8 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively, and $22.1 million and $11.3 million for the six months ended June 30, 2009 and 2008, respectively.

Kinder Morgan, Inc. Form 10-Q

(b)
2009 and 2008 amounts include increases in income of $1.0 million and $0.1 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions. 2009 amount also includes a $3.8 million increase in expense associated with environmental liability adjustments and a $0.3 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2008 amount includes a non-cash goodwill impairment charge of $1,113.9 million.

(c)
2009 and 2008 amounts include decreases in income of $2.5 million and $13.1 million, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas and increases in segment earnings of $0.2 million and $0.3 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting. 2009 amount includes a $ 0.3 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2008 amount includes a non-cash goodwill impairment charge of $2,242.8 million.

(d)
Amounts include increases in segment earnings resulting from valuation adjustments of $24.2 million and $34.0 million, respectively, for 2009 and 2008 primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2009 amount includes a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal; a $0.1 million increase in expense associated with environmental liability adjustments; and a $1.9 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2008 amounts include a non-cash goodwill impairment charge of $676.6 million.

(f)	2009 amount includes a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals and foreign exchange fluctuations.
(g)
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria Acquisition Inc. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

(h)	See Note 9 of the accompanying Notes to interim Consolidated Financial Statements.
(i)
Includes unallocated litigation and environmental expenses. 2009 amount also includes a $0.9 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.

(j)	2009 and 2008 amounts include increases in imputed interest expense of $0.3 million and $0.5 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.
(k)
2009 and 2008 amounts include a $0.4 million increase in income and a $0.7 million decrease in income, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions. 2009 amount also includes a $3.8 million increase in expense associated with environmental liability adjustments and a $0.3 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2008 amount includes a non-cash goodwill impairment charge of $1,113.9 million.

(l)
2009 and 2008 amounts include decreases in income of $3.8 million and $13.1 million, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas and increases in segment earnings of $0.2 million and $0.5 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting. 2009 amounts include $1.1 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2008 amount includes a non-cash goodwill impairment charge of $2,242.8 million.

(m)
Amounts include increases in segment earnings resulting from valuation adjustments of $48.5 million and $67.5 million for 2009 and 2008, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(n)
2009 amount includes a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal; a $0.1 million increase in expense associated with environmental liability adjustments; and a $2.3 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2008 amount includes a non-cash goodwill impairment charge of $676.6 million.

(o)
2009 amount includes a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals and foreign exchange fluctuations, and a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of the previously established deferred tax liability.

(p)
Includes unallocated litigation and environmental expenses. 2009 amount also includes a $0.1 million increase in expense for certain Express pipeline system acquisition costs, and a $1.5 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.

(q)	2009 and 2008 amounts include increases in imputed interest expense of $0.8 million and $1.0 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.
(r)	2009 amount includes a $0.2 million decrease in net income attributable to noncontrolling interests, related to all of the six month 2009 items previously disclosed in these footnotes.

Net income attributable to Kinder Morgan, Inc.’s stockholder totaled $129.8 million in the second quarter of 2009 as compared to a $3,860.6 million loss in the second quarter of 2008. Our total revenues for the comparative periods were $1,693.3 million and $3,560.5 million, respectively. For the first half of 2009 our net income attributable to Kinder Morgan, Inc.’s stockholder totaled $245.1 million as compared to a loss of $3,754.9 million in the first half of 2008. Our total revenues for the comparative periods were $3,522.2 million and $6,455.5 million, respectively.

Kinder Morgan, Inc. Form 10-Q

The increase in the total segment earnings before DD&A for both the three- and six-month periods ended June 30, 2009 as compared to the same periods in 2008 is primarily due to non-cash goodwill impairment charges that were recorded in the second quarter of 2008 to each segment as follows: Products Pipelines–KMP – $1.11 billion, Natural Gas Pipelines–KMP – $2.24 billion, and Terminals–KMP – $677 million, for a total impairment of $4.03 billion.

Combined, the certain items described in the footnotes to the tables above, excluding the non-cash goodwill impairment charges discussed earlier, for the three months ended June 30, 2009 as compared to 2008 decreased total segment earnings before DD&A by $0.6 million (combining to increase total segment earnings before DD&A by $20.7 million and $21.3 million, respectively, in 2009 and 2008). For the comparable six-month periods, the certain items described in the footnotes to the tables above, excluding the non-cash goodwill impairment charges discussed earlier, decreased segment earnings before DD&A by $27.2 million in 2009, when compared to last year (combining to increase total segment earnings before DD&A by $27.0 million and $54.2 million, respectively, in 2009 and 2008).

Products Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$206.7	$198.6	$394.9	$396.9
Operating expenses(a)	(60.0)	(68.5)	(109.0)	(130.9)
Other expense(b)	(0.3)	(0.2)	(0.3)	(0.3)
Goodwill impairment(c)	-	(1,113.9)	-	(1,113.9)
Earnings from equity investments	5.1	5.5	8.6	10.3
Interest income and other income, net(d)	3.5	1.3	6.3	1.8
Income tax benefit (expense)	(0.3)	0.1	(0.4)	(0.8)
Segment earnings (loss) before DD&A	$154.7	$(977.1)	$300.1	$(836.9)

Operating statistics (MMBbl)
Gasoline	104.2	100.5	199.8	198.4
Diesel fuel	36.5	41.6	72.0	80.2
Jet fuel	28.1	29.9	54.9	59.6
Total refined product volumes	168.8	172.0	326.7	338.2
Natural gas liquids	7.3	6.1	12.2	13.0
Total delivery volumes(e)	176.1	178.1	338.9	351.2
____________
(a)
2009 amounts include a $3.8 million increase in expense associated with environmental liability adjustments. 2008 amounts include a $3.0 million decrease in expense to the Pacific operations and a $3.0 million increase in expense to the Calnev Pipeline associated with legal liability adjustments.

(b)
2009 amounts include a $0.3 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	2008 amount includes a non-cash goodwill impairment charge of $1,113.9 million.
(d)
Three- and six-month 2009 amounts include increases in income of $1.0 million and $0.4 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions. Three- and six-month 2008 amounts include an increase in income of $0.1 million and a decrease in income of $0.7 million, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.

(e)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

The certain items described in the footnotes to the table above increased the Product Pipelines’ 2009 earnings before depreciation, depletion and amortization expenses by $1,110.7 million and $1,110.9 million, respectively, when compared to the three and six months ended June 30, 2008. For each of the comparable three- and six-month periods, following is information related to (i) the remaining increases and decreases in segment earnings before depreciation, depletion and amortization expenses (EBDA); and (ii) the increases and decreases in revenues:

Kinder Morgan, Inc. Form 10-Q

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Cochin Pipeline System	$7.8	128%	$6.2	58%
Pacific operations	4.8	8%	1.4	2%
West Coast Terminals	3.6	29%	4.0	22%
Central Florida Pipeline	2.6	24%	3.0	22%
Plantation Pipeline	(0.1)	(1)%	(6.1)	(56)%
All other (including eliminations)	2.4	7%	(0.4)	(1)%
Total Products Pipelines	$21.1	15%	$8.1	4%

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
West Coast Terminals	$9.2	39%	$8.6	24%
Cochin Pipeline System	8.9	54%	2.5	10%
Central Florida Pipeline	5.1	24%	6.1	24%
Pacific Operations	3.7	3%	(3.5)	(2)%
Plantation Pipeline	(2.1)	(9)%	(12.2)	(55)%
All other (including eliminations)	1.3	2%	(3.5)	(4)%
Total Products Pipelines	$26.1	9%	$(2.0)	(1)%

Overall, the Products Pipelines-KMP business segment reported strong operating results in the second quarter of 2009 as earnings before depreciation, depletion and amortization expenses increased $21.1 million (15%), when compared to the second quarter of 2008. Although ongoing weak economic conditions continued to dampen demand for refined petroleum products at many of our assets in this segment, resulting in lower volumes versus the second quarter of 2008, earnings were positively impacted by higher revenues, due to increased natural gas liquids throughput volumes on the Cochin pipeline system by higher ethanol revenues on the Central Florida Pipeline, and by improved warehousing margins at existing and expanded West Coast terminal facilities. In addition, the segment benefited from a $12.3 million (18%) reduction in combined operating expenses in the second quarter of 2009, primarily due to lower outside services and other discretionary operating expenses, lower fuel and power expenses, and due to new service contracts or bidding work at lower prices compared to a year earlier.

The primary increase in segment earnings for the comparable three-month periods was attributable to the $7.8 million (128%) increase from the Cochin Pipeline. The increase in earnings from Cochin was largely related to the $6.2 million (58%) increase in operating revenues compared to the same quarter a year earlier. The increase in revenues was driven by a 42% increase in liquids throughput volumes, reflecting increased pipeline utilization that was mainly due to significantly higher throughput volumes on the pipelines’ East Leg (which services Windsor, Ontario, Canada, and extends to Sarnia, Ontario).

The period-to-period earnings increases from the West Coast terminal operations were largely revenue related, driven by higher revenues from the combined Carson/Los Angeles Harbor terminal system and by incremental returns from the completion of a number of capital expansion projects that modified and upgraded terminal infrastructure since the end of the second quarter of 2008. Revenues at the Carson/Los Angeles terminal complex increased $3.0 million and $6.5 million in the second quarter and first six months of 2009, respectively, when compared to the same periods a year earlier. The increases were mainly due to both increased warehouse charges (escalated warehousing contract rates resulting from customer contract revisions made since the second quarter a year ago) and to new customers (including incremental terminalling for U.S. defense fuel services). Revenues from the remaining West Coast facilities increased $1.0 million and $2.1 million in the second quarter and first six months of 2009, respectively, mostly to additional throughput and storage services associated with renewable fuels (both ethanol and biodiesel).

Earnings before depreciation, depletion and amortization from the Pacific operations increased $4.8 million (8%) in the second quarter of 2009, when compared to the second quarter last year. The increase in earnings was due mainly to a $3.2 million (10%) decrease in combined operating expenses and a $1.4 million (2%) increase in total revenues. The decrease in expenses, relative to 2008, was due to both higher product gains and lower right-of-way and environmental expenses. The

Kinder Morgan, Inc. Form 10-Q

increase in revenues included a $1.1 million (2%) increase in mainline delivery revenues, driven by a nearly 4% increase in average tariff rates.

The earning increases from the Central Florida Pipeline were mainly due to both incremental ethanol revenues, resulting from capital expansion projects that provided ethanol storage and terminal service beginning in mid-April 2008 at the Tampa and Orlando terminals, and from higher revenues driven by higher average transportation rates, due to a mid-year tariff rate increase that became effective July 1, 2008.

Earnings from Kinder Morgan Energy Partners’ approximate 51% equity investment in the Plantation Pipe Line Company were essentially flat across both second quarter periods, but decreased $2.1 million (9%) in the first half of 2009, when compared to the same period last year. The six-month decrease in earnings from Kinder Morgan Energy Partners’ investment in Plantation was chiefly attributable to lower oil loss allowance revenues in 2009. The drop in oil loss allowance revenues, relative to last year, reflects the decline in refined product prices since the end of the second quarter of 2008. The overall decreases in revenues earned from the investment in Plantation in both the comparable three and six-month periods were mainly due to changes made to the Plantation operating agreement by ExxonMobil and us. On January 1, 2009, both parties agreed to reduce the fixed operating fees we earn from operating the pipeline; however, the reductions in the fee revenues were largely offset by corresponding decreases in the labor and non-labor expenses we incurred from operating the pipeline—resulting in minimal impact on the net operating income in the first six months of 2009.

Also, on June 30, 2009, Plantation successfully completed the first U.S. transmarket commercial shipment of blended 5% biodiesel on a mainline segment of its pipeline. In addition to the June 2009 deliveries to marketing terminals located in Athens, Georgia and Roanoke, Virginia, Plantation is optimistically moving forward to delivering biodiesel to multiple markets along its pipeline system in response to customers’ needs for blending and transporting biodiesel to meet federal regulatory requirements.

Combining all of the segment’s operations, total revenues from refined petroleum products deliveries increased 0.4% in the second quarter of 2009, when compared to the second quarter of 2008; however, total products delivery volumes decreased 1.9% as ongoing weak economic conditions resulted in lower demand for diesel and jet fuel. Total gasoline delivery volumes increased 3.7% (including ethanol), diesel volumes decreased 12.3%, and jet fuel volumes decreased 6.0%, respectively, in the second quarter of 2009 compared to the second quarter of 2008. Excluding Plantation—which is impacted by a competing pipeline—total refined products delivery revenues were up 3.5% and total refined product delivery volumes were down 2.2%, when compared to the second quarter last year.

Gasoline delivery volumes (including ethanol) increased 0.7% in the first half of 2009 when compared to the first half of 2008 due to the higher second quarter 2009 volumes. Year-over-year percentage changes in jet fuel volumes showed some improvement in the second quarter of 2009 when compared to the prior quarter (first quarter 2009) while year-over-year percentage changes in diesel volumes further declined in the second quarter of 2009 versus the prior quarter. Natural gas liquids delivery volumes on the Cochin and Cypress pipelines increased by 20% in the second quarter of 2009 compared to the second quarter last year, chiefly due to the 42% increase in liquids deliveries on the Cochin Pipeline (discussed above).

Natural Gas Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$860.7	$2,644.7	$1,912.4	$4,557.2
Operating expenses(a)	(739.1)	(2,515.3)	(1,629.6)	(4,260.2)
Other income (expense)(b)	(0.3)	2.7	(1.1)	2.7
Goodwill impairment(c)	-	(2,242.8)	-	(2,242.8)
Earnings from equity investments	29.4	31.3	56.0	54.8
Interest income and other income, net	12.6	4.7	27.3	4.9
Income tax benefit (expense)	(1.3)	1.7	(3.0)	(1.2)
Segment earnings (loss) before DD&A	$162.0	$(2,073.0)	$362.0	$(1,884.6)

Operating statistics (Trillion Btus)
Natural gas transport volumes(d)	541.8	502.3	1,050.2	983.2
Natural gas sales volumes(e)	198.1	224.9	401.8	440.0
___________

Kinder Morgan, Inc. Form 10-Q

(a)
Three- and six-month 2009 amounts include decreases in income of $2.5 million and $3.8 million, respectively, and 2008 amounts include decreases in income of $13.1 million, all resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas. Amounts also include increases in segment earnings of $0.2 million in 2009, and increases in segment earnings of $0.3 million and $0.5 million for the three- and six-month periods ended June 30, 2008, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)
Three- and six-month 2009 amounts include $ 0.3 million and $1.1 million, respectively, decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	2008 amounts include a non-cash goodwill impairment charge of $2,242.8 million.
(d)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline and Texas intrastate natural gas pipeline group pipeline volumes.

(e)	Represents Texas intrastate natural gas pipeline group volumes.

The certain items related to the Natural Gas Pipelines business segment described in the footnotes to the table above increased the earnings before depreciation, depletion and amortization expenses by $2,253.0 million and $2,250.7 million, respectively, for each of the comparable three- and six-month periods. For each of the comparable three- and six-month periods of 2009 and 2008, following is information related to (i) the remaining changes in segment earnings before depreciation, depletion and amortization expenses (EBDA); and (ii) the changes in revenues:

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$(26.4)	(29)%	$(1,751.4)	(69)%
Rockies Express Pipeline	(2.5)	(10)%	-	-
Kinder Morgan Louisiana Pipeline	7.3	242%	-	-
Kinder Morgan Interstate Gas Transmission	5.2	19%	(5.9)	(12)%
All others (including eliminations)	(1.6)	(5)%	(26.7)	(37)%
Total Natural Gas Pipelines	$(18.0)	(10)%	$(1,784.0)	(67)%

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$(28.3)	(14)%	$(2,592.6)	(60)%
Kinder Morgan Louisiana Pipeline	15.9	525%	-	-
Kinder Morgan Interstate Gas Transmission	9.5	17%	(4.5)	(5)%
Rockies Express Pipeline	2.3	6%	-	-
All others (including eliminations)	(3.5)	(5)%	(47.7)	(35)%
Total Natural Gas Pipelines	$(4.1)	(1)%	$(2,644.8)	(58)%

The overall decreases in segment earnings before depreciation, depletion and amortization expenses in 2009 for the comparable three- and six-month periods were driven primarily by lower earnings from the Texas intrastate natural gas pipeline group. The decreases in earnings from the intrastate group were mainly attributable to lower margins from natural gas sales, timing differences that negatively affected both natural gas storage margins and operational expenses, relative to last year, and lower natural gas processing margins, due to unfavorable gross processing spreads as a result of significantly lower average natural gas liquids prices in 2009.

Combined, the decreases in natural gas sales margins on the two largest pipeline systems, Kinder Morgan Tejas (including Kinder Morgan Border Pipeline) and Kinder Morgan Texas Pipeline, totaled $14.8 million and $21.4 million, respectively, in the three- and six-month periods of 2009, when compared to the same periods last year. The decreases in sales margins were primarily due to lower average natural gas prices and partly due to lower pipeline spreads and lower sales volumes, relative to 2008. Compared to the same periods in 2008, total natural gas sales volumes for the intrastate group decreased 12% and 9% in the three- and six-month periods of 2009, respectively, primarily due to the economic slow-down and to natural gas production declines.

Kinder Morgan, Inc. Form 10-Q

The incremental earnings before depreciation, depletion and amortization expenses from the Kinder Morgan Louisiana Pipeline, which began full service on June 21, 2009, primarily relates to other non-operating income realized in the second quarter and first six months of 2009 pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance). The equity cost of capital allowance provides for a reasonable return on construction costs that are funded by equity contributions, similar to the allowance for capital costs funded by borrowings. In addition to the start of service on the Kinder Morgan Louisiana Pipeline, interim service on the 50% owned Midcontinent Express Pipeline commenced on April 10, 2009, with deliveries to Natural Gas Pipeline Company of America LLC. Service to all Zone 1 delivery points occurred by May 21, 2009.

The increases in earnings from the Kinder Morgan Interstate Gas Transmission pipeline system reflect higher period-to-period operating margins, driven mainly by higher firm transportation demand fees, higher earnings from natural gas park and loan services and higher pipeline fuel recoveries, relative to the same comparable periods a year ago. The increase in demand fees was mainly due to the completion of the previously announced Colorado Lateral expansion project in November 2008 and additional system expansions completed since the end of the second quarter of 2008 that provide for delivery service to multiple ethanol-producing industrial plants.

The increases and decreases in earnings from the equity investment in the Rockies Express joint venture pipeline relate to changes in net income earned by Rockies Express Pipeline LLC. Lower equity earnings in the second quarter of 2009, relative to last year, was chiefly due to Rockies Express’ higher interest expenses, due to higher year-over-year average borrowings, and partly due to higher depreciation and property tax expenses, as a result of more assets in service during the first half of 2009. Higher equity earnings for the full six months of 2009 were primarily due to incremental earnings attributable to the Rockies Express-West natural gas pipeline segment, which began full operations in May 2008. Overall transport volumes for the entire Rockies Express Pipeline increased 7% in the second quarter of 2009, and 26% in the first half of 2009, when compared to the same periods last year, and these volume increases were mainly due to the full operations of Rockies Express-West. Additionally, initial pipeline service on the Rockies Express-East pipeline segment began on June 29, 2009. The Rockies Express-East line extends from Audrain County, Missouri to the Lebanon Hub in Warren County, Ohio and currently has a total capacity of up to 1.6 billion cubic feet per day.

CO2–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues(a)	$282.4	$342.6	$535.6	$662.5
Operating expenses	(59.3)	(96.6)	(125.9)	(187.3)
Earnings from equity investments	5.1	5.5	10.9	11.1
Other expense, net	-	-	-	(0.2)
Income tax expense	(1.3)	(0.9)	(2.0)	(2.2)
Segment earnings before DD&A	$226.9	$250.6	$418.6	$483.9

Operating statistics
Carbon dioxide delivery volumes (Bcf)(b)	188.7	178.6	401.4	358.8
SACROC oil production (gross)(MBbl/d)(c)	31.1	27.5	30.6	27.4
SACROC oil production (net)(MBbl/d)(d)	25.9	22.9	25.5	22.8
Yates oil production (gross)(MBbl/d)(c)	26.8	28.1	26.6	28.3
Yates oil production (net)(MBbl/d)(d)	11.9	12.5	11.8	12.6
Natural gas liquids sales volumes (net)(MBbl/d)(d)	9.6	9.1	9.2	9.3
Realized weighted average oil price per Bbl(e)(f)	$49.47	$53.01	$46.71	$51.52
Realized weighted average natural gas liquids price per Bbl(f)(g)	$34.02	$77.28	$31.20	$71.48
____________
(a)
Amounts include increases in segment earnings resulting from valuation adjustments of $24.2 million and $48.5 million, respectively, for the three- and six-month periods ended June 30, 2009, and $34.0 million and $67.5 million, respectively, for the three- and six- month periods ended June 30, 2008, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(c)	Represents 100% of the production from the field. Kinder Morgan Energy Partners owns an approximately 97% working interest in the

Kinder Morgan, Inc. Form 10-Q

SACROC unit and an approximately 50% working interest in the Yates unit.
(d)	Net to Kinder Morgan Energy Partners, after royalties and outside working interests.
(e)	Includes all of Kinder Morgan Energy Partners’ crude oil production properties.
(f)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(g)	Includes production attributable to leasehold ownership and production attributable to Kinder Morgan Energy Partners’ ownership in processing plants and third party processing agreements.

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. For the three- and six-month periods ended June 30, 2009, the certain items described in the footnote to the table above decreased both the CO2 segment’s EBDA and revenues by $9.8 million and $19.0 million, respectively, when compared to the same periods in 2008. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three- and six-month periods of 2009 and 2008, of the segment’s remaining EBDA and revenues:

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and transportation activities	$(23.1)	(32)%	$(19.8)	(25)%
Oil and gas producing activities	9.2	6%	(41.6)	(17)%
Intrasegment eliminations	-	-	11.0	55%
Total	$(13.9)	(6)%	$(50.4)	(16)%

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and transportation activities	$(29.9)	(21)%	$(25.8)	(17)%
Oil and gas producing activities	(16.4)	(6)%	(96.7)	(20)%
Intrasegment eliminations	-	-	14.6	39%
Total	$(46.3)	(11)%	$(107.9)	(18)%

The CO2–KMP segment’s overall decreases in earnings before depreciation, depletion and amortization expenses in the comparable three- and six-month periods of 2009 versus 2008 were primarily due to lower earnings from the segment’s sales and transportation activities. The period-to-period decreases in earnings from sales and transportation activities were primarily due to decreases in carbon dioxide sales revenues, and partly due to decreases in pipeline transportation revenues.

Overall revenues from carbon dioxide sales to third parties decreased $16.0 million (30%) and $17.0 million (17%), respectively, in the second quarter and first half of 2009, when compared to the same prior year periods were entirely price related, as the segment’s average price received for all carbon dioxide sales decreased 39% and 31%, respectively, in the three- and six-month periods ended June 30, 2009, when compared to last year. The decreases in average sales prices in 2009 were due primarily to a portion of carbon dioxide sales contracts being tied to lower crude oil prices, when compared to prior year periods.

The period-to-period decreases in sales revenues due to the drop in prices were partially offset, however, by increases in carbon dioxide sales volumes in the comparable three- and six-month periods of 2009 versus 2008. Primarily due to expansion projects completed since the end of the second quarter last year, and also to a continued strong demand for carbon dioxide use in and around the Permian Basin, Kinder Morgan Energy Partners’ carbon dioxide sales volumes increased 16% and 21%, respectively, in the three- and six-month periods of 2009, when compared to the same periods a year ago. For both comparable periods, carbon dioxide delivery volumes also increased 6% and 12%, respectively, due largely to completed expansion projects that increased carbon dioxide production in southwest Colorado. Kinder Morgan Energy Partners does not recognize profits on carbon dioxide sales to itself.

Earnings from the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, increased $9.2 million (6%) in the second quarter of 2009, but decreased $16.4 million (6%) in the first half of 2009, when compared to the same periods last year. Generally, earnings from the segment’s oil and gas producing activities are closely aligned with the revenues earned from both crude oil and natural gas plant products sales, and although oil and gas related revenues decreased $41.6 million (17%) in the second

Kinder Morgan, Inc. Form 10-Q

quarter of 2009, relative to the second quarter last year, oil and gas related operating expenses decreased by $50.8 million (48%). The decrease in revenues was due to lower average sales prices in the second quarter of 2009 for both crude oil and natural gas liquids (although the decrease from lower prices was somewhat offset by increased volumes), and the decrease in combined operating expenses was due in part to overall cost reduction efforts (discussed below) and in part to a $15.4 million favorable adjustment to the accrued severance tax liabilities due to prior year overpayment.

The decrease in earnings from oil and gas producing activities in the comparable six-month periods was driven by lower sales revenues from both crude oil and natural gas liquids, due largely to lower crude oil and natural gas liquid realizations in the first half of 2009, compared to last year (although average industry price levels for crude oil have increased since the beginning of 2009). Compared to the first half of 2008, revenues from crude oil sales decreased $17.6 million (5%) and revenues from natural gas liquids sales decreased $68.5 million (57%), respectively. The overall decrease in oil and gas related earnings in the comparable six-month periods was partially offset by an $80.3 million (39%) decrease in combined operating expenses in the first half of 2009. The decrease in expenses was mostly related to (i) lower severance and property tax expenses, including the second quarter 2009 severance tax adjustment discussed above, (ii) lower operating, maintenance and fuel and power expenses from lower prices charged by the industry’s material and service providers, and (iii) to the successful renewal of lower priced service and supply contracts negotiated by the CO2–KMP segment since the beginning of 2009.

Because price levels of crude oil and natural gas liquids are subject to external factors over which Kinder Morgan Energy Partners has no control, and because future price changes may be volatile, the CO2–KMP segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids. To some extent, Kinder Morgan Energy Partners is able to mitigate this commodity price risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts to hedge the majority of its long-term production. The derivative contracts hedge the exposure to fluctuating future cash flows produced by changes in commodity sales prices; nonetheless, decreases in the prices of crude oil and natural gas liquids will have a negative impact on the result of the CO2–KMP segment, and even though a majority of its crude oil production is hedged, it does have exposure to unhedged volumes, the majority of which are natural gas liquids volumes.

With respect to crude oil, the realized weighted average price per barrel decreased 7% and 9% in the second quarter and first six months of 2009, respectively, when compared to the same periods a year ago. The decreases in revenues due to unfavorable pricing were partially offset by increases of 7% and 5%, respectively, in crude oil sales volumes. Average gross oil production for the second quarter of 2009 was 31.1 thousand barrels per day at the SACROC unit, 13% higher compared to the second quarter of 2008. At Yates, average gross oil production for the second quarter of 2009 was 26.8 thousand barrels per day, a decline of almost 5% versus the same quarter last year, but up slightly (1%) compared to the first quarter of 2009.

With respect to natural gas liquids, for the three- and six-month periods of 2009, the realized weighted average price per barrel decreased 56% in both comparable periods, and sales volumes increased 6% in the second quarter of 2009, but remained flat in the first half of 2009 versus the first half of 2008. All of Kinder Morgan Energy Partners hedge gains and losses for crude oil and natural gas liquids are included in its realized average price for crude oil, and had it not used energy derivative contracts to transfer commodity price risk, its crude oil sales prices would have averaged $56.98 per barrel in the second quarter of 2009, and $123.03 per barrel in the second quarter of 2008. For more information on hedging activities, see Note 6 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$264.0	$300.7	$531.9	$580.9
Operating expenses(a)	(123.9)	(156.0)	(257.5)	(308.8)
Other income (expense)(b)	0.8	(0.2)	1.3	0.4
Goodwill Impairment(c)	-	(676.6)	-	(676.6)
Earnings from equity investments	-	0.7	0.1	1.7
Interest income and other income, net	1.2	1.4	1.1	2.7
Income tax expense	(1.1)	(6.2)	(1.6)	(10.7)
Segment earnings (loss) before DD&A	$141.0	$(536.2)	$275.3	$(410.4)

Operating statistics
Bulk transload tonnage (MMtons)(d)	18.2	27.7	36.9	51.6
Liquids leaseable capacity (MMBbl)	55.1	52.4	55.1	52.4
Liquids utilization	96.9%	98.1%	96.9%	98.1%
____________
(a)
2009 amounts include a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal, and a $0.1 million increase in expense associated with environmental liability adjustments.

(b)
For the three- and six-month periods ended June 30, 2009, amounts include $1.9 million and $2.3 million, respectively, decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	2008 amounts include a non-cash goodwill impairment charge of $676.6 million.
(d)	Volumes for acquired terminals are included for both periods.

The Terminals–KMP segment includes the operations of Kinder Morgan Energy Partners’ petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. The segment groups its bulk and liquids terminal operations into regions based on geographic location and/or primary operating function. This structure allows management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

The segment’s operating results in the first six months of 2009 include incremental contributions from strategic terminal acquisitions. Beginning with the June 16, 2008 acquisition of a steel terminal located in Cincinnati, Ohio, Kinder Morgan Energy Partners has invested approximately $38.1 million in cash to acquire various terminal assets and operations, and combined, the acquired terminal operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $1.5 million, revenues of $4.9 million, and operating expenses of $3.4 million in the second quarter of 2009. For the six-month period ending June 30, 2009, acquired assets contributed incremental earnings before depreciation, depletion and amortization of $2.4 million, revenues of $7.3 million, and operating expenses of $4.9 million. All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months of ownership in 2009, and do not include increases or decreases during the same months we owned the assets in 2008.

The certain items described in the footnotes to the table above account for increases of EBDA of $675.1 million and $674.7 million, respectively, between the second quarter and six months ended June 30, 2009 and the same two periods of 2008. Following is information for the terminal operations, which were owned during identical periods in 2009 and 2008, for each of the comparable three- and six-month periods and by terminal operating region, related to (i) the remaining $0.6 million (0%) and $8.6 million (3%) increases in earnings before depreciation, depletion and amortization; and (ii) the $41.6 million (14%) and $56.3 million (10%) decreases in revenues:

Kinder Morgan, Inc. Form 10-Q

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Lower River (Louisiana)	$8.2	149%	$(3.9)	(14)%
Gulf Coast	1.8	5%	(0.4)	(1)%
West	1.2	12%	(2.1)	(10)%
Mid River	(5.0)	(57)%	(13.1)	(53)%
Ohio Valley	(3.7)	(53)%	(6.9)	(38)%
Mid-Atlantic	(2.5)	(21)%	(8.2)	(28)%
All others (including eliminations)	0.6	1%	(7.0)	(5)%
Total Terminals	$0.6	-	$(41.6)	(14)%

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Lower River (Louisiana)	$11.5	85%	$(6.8)	(13)%
Northeast	3.6	10%	4.7	8%
Texas Petcoke	3.1	10%	(2.3)	(4)%
Gulf Coast	3.0	4%	2.2	2%
Mid River	(7.9)	(52)%	(22.1)	(47)%
Ohio Valley	(4.6)	(43)%	(9.9)	(32)%
All others (including eliminations)	(0.1)	-	(22.1)	(9)%
Total Terminals	$8.6	3%	$(56.3)	(10)%

Earnings before depreciation, depletion and amortization from terminals owned in both comparable periods was flat for the second quarter of 2009 and up 3% in the first six months of the year, versus the same periods of 2008. The increases in earnings before depreciation, depletion and amortization expenses from the Lower River (Louisiana) terminals were mainly due to the higher earnings realized in the second quarter of 2009, relative to the second quarter last year. The increase was driven by both a $4.4 million increase in earnings from the International Marine Terminals (“IMT”) facility, a Louisiana partnership located in Port Sulphur, Louisiana, 66 2/3% owned by Kinder Morgan Energy Partners, and a $3.6 million decrease in income tax expense due to lower taxable income on tax paying terminal subsidiaries. Although quarterly revenues at IMT declined by $3.0 million in the second quarter of 2009, due to less tonnage and lower revenues from fleeting and barge services, the terminal benefited from both a $4.2 million decrease in operating expenses due to lower fuel and power expenses, along with lower crane rental and ship demurrage fees and from a $3.2 million property casualty gain on a vessel dock that was damaged.

The increases in earnings from the Gulf Coast terminals were driven by favorable results from the Pasadena and Galena Park, Texas liquids facilities located along the Houston Ship Channel. The increases were driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates) and to additional ancillary terminal services. For the Terminals–KMP segment combined, expansion projects completed since the second quarter of 2008 increased its liquids terminals’ leasable capacity to 55.1 million barrels, up 5% from a capacity of 52.4 million barrels at the end of the second quarter of 2008. At the same time, the overall liquids utilization capacity rate (the ratio of actual leased capacity to estimated potential capacity) decreased a slight 1% since the end of the second quarter of 2008.

The increase in earnings in the second quarter of 2009 from the West region terminals was driven by an incremental contribution of $1.4 million from the Kinder Morgan North 40 terminal, the crude oil tank farm that was constructed near Edmonton, Alberta, Canada, and which was placed into service in the second quarter of 2008. Earnings from the Northeast terminals, which include the combined operations of three New York Harbor liquids terminals, and the Texas Petcoke terminals, which primarily handle petroleum coke tonnage in and around the Texas Gulf Coast, were flat for the second quarter of 2009, but higher in 2009 on a year-to-date basis (as discussed below).

The increase in earnings in the first half of 2009 versus the first half of 2008 from the New York Harbor terminals, which include the Perth Amboy, New Jersey terminal, the Carteret, New Jersey terminal and the Staten Island, New York terminal, was driven by a 7% increase in combined liquids throughput volumes, resulting from both terminal expansions completed since the second quarter of 2008 and continued strong demand for petroleum distillates. The increase in earnings through the

Kinder Morgan, Inc. Form 10-Q

first six months of 2009 from the petroleum coke operations was driven by higher petroleum coke throughput volumes and higher handling rates, relative to the first half of 2008, at the Port of Houston and Port Arthur, Texas terminal locations.

The overall increases in segment earnings before depreciation, depletion and amortization in the comparable three- and six-month periods of 2009 versus 2008 were partly offset by lower earnings from the Mid River and Ohio Valley terminals, and in the comparable second quarter periods only, by lower earnings from the Mid-Atlantic terminals. The decreases in earnings from these facilities were due primarily to decreased import/export activity, and to lower business activity at various owned and/or operated rail and terminal sites that are primarily involved in the handling and storage of steel and alloy products.

The economic downturn that began last year has negatively affected the worldwide steel industry and has led to a general decrease in U.S. port activity relative to the first half of last year. As a result, for Terminals–KMP segment combined, bulk traffic tonnage decreased by 9.5 million tons (34%) in the second quarter of 2009, and decreased 14.7 million tons (28%) in the first six months of 2009, when compared to the same prior year periods. The economic downturn and drops in tonnage resulted in lower period-to-period revenues and earnings at various terminal facilities that handle steel and iron ore, dock barges and deep sea vessels for bulk cargo operations, and perform stevedoring and wharfage services.

Kinder Morgan Canada–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$56.0	$44.2	$106.0	$88.1
Operating expenses	(18.1)	(17.4)	(33.3)	(33.1)
Earnings (loss) from equity investment	(0.6)	5.0	(0.3)	8.6
Interest income and other income, net	8.2	4.0	8.9	6.2
Income tax benefit (expense)(a)	1.2	3.0	(15.1)	3.6
Segment earnings before DD&A	$46.7	$38.8	$66.2	$73.4

Operating statistics
TransMountain transport volumes (MMBbl)	24.3	21.5	46.9	40.9
____________
(a)
2009 amounts include a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals and foreign exchange fluctuations related to the Express pipeline system. Six-month 2009 amount also includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability.

The Kinder Morgan Canada–KMP segment includes operations Knight Inc. sold to Kinder Morgan Energy Partners: (i) Trans Mountain pipeline system (transferred effective April 30, 2007), (ii) one-third interest in the Express pipeline system (transferred effective August 28, 2008) and (iii) Jet Fuel pipeline system (transferred effective August 28, 2008). These operations had been reported separately in previous reports. The information in the table above reflects the results of operations for Trans Mountain, the one-third interest in Express and Jet Fuel for all periods presented. See Note 8 of the accompanying Notes to Consolidated Financial Statements.

Segment earnings before DD&A increased by $7.9 million (20%) for the second quarter of 2009 over the comparable period in 2008. $3.7 million of this increase is due to the non-cash income tax adjustment described in footnote (a) to the table above. The remaining segment increase in earnings of $4.2 million is due to (a) $7.0 million higher earnings on Trans Mountain and (b) $0.8 million higher earnings on Jet Fuel. These increases were offset by $3.6 million lower earnings on Express.

Segment earnings before DD&A decreased by $7.2 million (10%) for the six months ended June 30, 2009 over the comparable period in 2008. $11.2 million of this decrease is due to the combined non-cash income tax adjustment described in footnote (a) to the table above. The remaining segment increase in earnings of $4.0 million is due to (a) $7.2 million higher earnings on Trans Mountain and (b) $0.9 million higher earnings on Jet Fuel. These increases were offset by $4.1 million lower earnings on Express.

In the second quarter and first half of 2009, Trans Mountain’s revenues increased by $11.8 million (27%) and $18.0 million (21%), respectively, when compared to the same periods in last year. The increases in revenues were driven by corresponding increases in mainline delivery volumes—13% in the comparable three month periods and 15% in the comparable six-month periods—resulting primarily from expansion projects completed since the second quarter of 2008, and from increases in ship traffic during 2009 at the Port of Metro Vancouver. On both April 28 and October 30 of 2008, Kinder Morgan Energy

Kinder Morgan, Inc. Form 10-Q

Partners completed separate portions of the Trans Mountain Pipeline’s Anchor Loop expansion project and combined, this project boosted pipeline transportation capacity by 15% (from 260,000 barrels per day to 300,000 barrels per day) and resulted in higher period-to-period average toll rates.

NGPL PipeCo LLC

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Segment earnings before DD&A	$10.1	$8.7	$22.4	$104.7

The $1.4 million increase in segment earnings before DD&A between the second quarter 2009 and 2008 in the NGPL PipeCo LLC reportable segment was primarily due to our share of NGPL’s higher net income as discussed below. The $82.3 million decrease in segment earnings before DD&A between the six-month periods ended June 30, 2009 and 2008 in the NGPL PipeCo LLC reportable segment was primarily due to the February 15, 2008, sale of an 80% ownership interest in NGPL PipeCo LLC to Myria Acquisition Inc. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment. Segment earnings before DD&A at the 100% asset ownership level were $89.7 million for the period from January 1, 2008 to February 14, 2008 and for the period February 15, 2008 to June 30, 2008 our equity earnings were $15.0 million.

At the 100% asset ownership level, NGPL PipeCo LLC’s net income for the quarters ended June 30, 2009 and 2008 was $49.9 million and $42.5 million, respectively, an increase of $7.4 million. Revenues increased by $22.7 million (9%) from $259.1 million to $281.8 million between the second quarters of 2009 and 2008, which reflects the positive impact of re-contracting of transportation and storage services at higher rates and increased contract volumes. This increase in revenues contributed to $15.5 million of incremental gross profit. In addition, operations and maintenance expense decreased by $11.3 million between the second quarters of 2009 and 2008 primarily due to a $9.4 million decrease in pipeline integrity testing expense. The incremental gross profit and reduced operations and maintenance expense were partially offset by $15.9 million of incremental income tax expense and $3.5 million of increased property tax, interest and general and administrative expenses.

NGPL PipeCo LLC’s net income, at the 100% ownership level, for the six-month periods ended June 30, 2009 and 2008 was $111.7 million and $104.9 million, respectively, an increase of $6.8 million. Revenues increased $36.7 million (7%) from $534.6 million to $571.3 million. The increase is primarily due to increased rates and volumes on firm service transportation contracts renewed last year, which contributed to $27.2 million of incremental gross profit. This incremental gross profit was offset by $15.1 million of increased income tax expense and $5.3 million of incremental expenses, primarily interest, property tax, and other expenses.

Power

The Power segment primarily consists of Triton Power Michigan LLC’s lease and operation of the Jackson, Michigan 550-megawatt natural gas fired electric power plant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$12.4	$13.2	$19.0	$20.7
Operating expenses and noncontrolling interests	(11.1)	(12.5)	(16.6)	(17.9)
Segment earnings before DD&A	$1.3	$0.7	$2.4	$2.8

Power’s segment earnings before DD&A increased by $0.6 million in the second quarter of 2009, when compared to the second quarter of 2008, due to a $0.7 million out-of-period nonrecurring adjustment that decreased income in the second quarter of 2008 and a reduction in operating fees at the Snyder Plant. Power’s segment earnings before DD&A decreased by $0.4 million in the first six months of 2009, when compared to the first six months of 2008, primarily due to a reduction in operating fees at the Snyder Plant.

Kinder Morgan, Inc. Form 10-Q

Other

	Three Months Ended June 30,		Earnings Increase/Decrease
	2009	2008	Dollars	Percent
	(In millions except percentages)
Kinder Morgan, Inc. general and administrative expense	$(11.5)	$(19.0)	$7.5	39.5%
Kinder Morgan Energy Partners general and administrative expense	(72.6)	(72.8)	0.2	0.3%
Consolidated general and administrative expense	$(84.1)	$(91.8)	$7.7	8.4%

Interest expense, net	$(138.7)	$(141.6)	$2.9	2.0%
Interest expense – deferrable interest debentures	(0.6)	(0.6)	-	-
Other, net(a)	0.2	5.1	(4.9)	(96.1)%
Total interest expense and other, net	$(139.1)	$(137.1)	$(2.0)	(1.5)%

	Six Months Ended June 30,		Earnings Increase/Decrease
	2009	2008	Dollars	Percent
	(In millions except percentages)
Kinder Morgan, Inc. general and administrative expense	$(21.9)	$(28.5)	$6.6	23.2%
Kinder Morgan Energy Partners general and administrative expense	(155.1)	(149.6)	(5.5)	(3.7)%
Consolidated general and administrative expense	$(177.0)	$(178.1)	$1.1	0.6%

Interest expense, net	$(280.2)	$(352.3)	$72.1	20.5%
Interest expense – deferrable interest debentures	(1.1)	6.1	(7.2)	(118.0)%
Other, net(a)	(8.1)	4.7	(12.8)	(272.3)%
Total interest expense and other, net	$(289.4)	$(341.5)	$52.1	15.3%
____________
(a)	“Other, net” primarily represents offset to noncontrolling interests and interest income shown above and included in segment earnings.

General and administrative expense decreased $7.7 million (8.4%) in the second quarter of 2009 compared to the second quarter of 2008. This decrease was primarily due to a $5.6 million non-recurring second quarter 2008 reclass of a first quarter 2008 general and administrative expense reimbursement to revenue and lower legal costs in 2009.

General and administrative expense decreased $1.1 million (0.6%) in the first six months of 2009 compared to the first six months of 2008. This decrease was primarily due to $3.8 million of lower legal expenses and $1.0 million of additional allocation of expenses to joint ventures, partially offset by $4.1 million of higher employee benefits and payroll tax expense.

The $2.9 million (2.0%) and $72.1 million (20.5%) decrease in interest expense, net in the second quarter of 2009 and for the first six months of 2009, respectively, relative to 2008, was primarily due to a reduction in our debt, which was paid down with proceeds from asset sales undertaken during the last year, partially offset by increased debt balances at Kinder Morgan Energy Partners required to support capital expansion programs.

Income Taxes

The $47.6 million increase in income tax expense from the second quarter of 2009 of $67.0 million compared to the $19.4 million of second quarter of 2008 income tax expense is primarily due to (i) a reduction in deferred income tax liabilities and income tax expense recorded in the second quarter of 2008, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains and (ii) higher net pre-tax earnings from our investments in Kinder Morgan Energy Partners and NGPL PipeCo LLC. This increase in income tax expense was partially offset by decreases in income tax expense due to (i) lower pre-tax earnings at Kinder Morgan Management and (ii) a change in non-deductible goodwill.

The $41.1 million increase in income tax expense from the first six months of 2009 of $147.6 million compared to the $106.5 million of first six months of 2008 income tax expense is primarily due to (i) a reduction in deferred income tax liabilities and income tax expense recorded in the second quarter of 2008, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains, (ii) higher net pre-tax earnings from our investments in Kinder Morgan Energy Partners and NGPL PipeCo LLC and (iii) non-cash deferred tax liability adjustments associated with Kinder Morgan Energy Partners’ Kinder Morgan Canada segment. This increase in income tax expense was partially offset by

Kinder Morgan, Inc. Form 10-Q

decreases in income tax expense due to (i) lower pre-tax earnings at Kinder Morgan Management, (ii) changes in non-deductible goodwill, and (iii) non-cash FIN No. 48 adjustments.

Kinder Morgan Energy Partners

At June 30, 2009, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 33.4 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 16.4 million common units, 5.3 million Class B units and 11.7 million i-units, represent approximately 11.7% of the total outstanding limited partner interests of Kinder Morgan Energy Partners. In addition, we indirectly own all the common equity of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 13.5% of Kinder Morgan Energy Partners’ total equity interests at June 30, 2009. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximately 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner of Kinder Morgan Energy Partners.

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

On July 15, 2009, Kinder Morgan Energy Partners declared a cash distribution of $1.05 per common unit for the second quarter of 2009, which will be paid on August 14, 2009 to unitholders of record as of July 31, 2009. On May 15, 2009, Kinder Morgan Energy Partners paid a quarterly distribution of $1.05 per common unit for the first quarter of 2009, of which $181.6 million was paid to the public holders (included in noncontrolling interests) of Kinder Morgan Energy Partners common units.

Additional information on Kinder Morgan Energy Partners and its partnership distributions are contained in its Annual Report on Form 10-K for the year ended December 31, 2008 and in its Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Financial Condition

General

We believe that we and our subsidiaries and investments, including Kinder Morgan Energy Partners, have liquidity and access to financial resources, as demonstrated through our results for the first half of 2009 as discussed below, sufficient to meet future requirements for working capital, debt repayment and capital expenditures associated with existing and future expansion projects.

•	We have generated $580.8 in cash from operations in the first half of 2009.
•
Kinder Morgan Energy Partners has demonstrated its continued access to the equity market by raising approximately $712.5 million in net proceeds from equity offerings of an aggregate of 14.8 million common units from January 1 through July 31, 2009.

•
Kinder Morgan Energy Partners has demonstrated substantial flexibility in the debt market by issuing $1.0 billion in principal amount of long-term senior notes in the second quarter of 2009 that generated $993.3 million in net proceeds.

•
We had available credit capacity of approximately $0.9 billion and Kinder Morgan Energy Partners had available credit capacity of approximately $1.4 billion under existing credit facilities as of June 30, 2009.

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures, which do not increase the capacity of an asset), expansion capital expenditures, Kinder Morgan Energy Partners’ quarterly distributions to its public common unitholders and our stockholder dividends. In addition to utilizing cash generated from operations, Kinder Morgan Energy Partners’ cash requirements for expansion capital expenditures can be met through borrowings under its credit facility, issuing long-term notes or additional common units or the proceeds from purchases of additional Kinder Morgan Energy Partners’ i-units by Kinder Morgan Management with the proceeds from issuances of additional Kinder Morgan Management shares. Our cash requirements continue to be met through cash from our operations and borrowings under our credit facility.

Kinder Morgan, Inc. Form 10-Q

Dividends

We anticipate paying future quarterly dividends in amounts equal to our free cash flow subject to any reserves we believe are necessary for non-recurring and/or extraordinary items including the purchase of Kinder Morgan Energy Partners’ units. We define free cash flow as cash distributions and dividends received less cash paid for interest, taxes, capital expenditures and general and administrative expenses. Our dividend philosophy, as well as the declaration and payment of dividends are subject to the sole discretion of our Board of Directors, are reconsidered every quarter and could change at any time. On February 17, 2009 and May 18, 2009, we paid cash dividends on our common stock of $50.0 million and $100.0 million, respectively, to our sole stockholder, Kinder Morgan Holdco LLC. Our Board of Directors declared a dividend of $150.0 million on July 15, 2009 that will be paid on August 17, 2009.

Credit Ratings and Capital Market Liquidity

On September 15, 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Commercial Bank was a lending institution that provided $63.3 million of the commitments under Kinder Morgan Energy Partners’ credit facility. During the first quarter of 2009, Kinder Morgan Energy Partners amended its facility to remove Lehman Brothers Commercial Bank as a lender, thus reducing the facility by $63.3 million. The commitments of the other banks remain unchanged, and the facility is not defaulted.

On October 13, 2008, Standard and Poor’s revised its outlook on Kinder Morgan Energy Partners’ long-term credit rating to negative from stable (but affirmed its long-term credit rating at BBB), due to its previously announced expected delay and cost increases associated with the completion of the Rockies Express Pipeline project. At the same time, S&P lowered Kinder Morgan Energy Partners’ short-term credit rating to A-3 from A-2. As a result of this revision to Kinder Morgan Energy Partners’ short-term credit rating and the current commercial paper market conditions, it is unable to access commercial paper borrowings.

On May 6, 2009, Moody’s Investors Service downgraded Kinder Morgan Energy Partners’ commercial paper rating to Prime-3 from Prime-2 and assigned a negative outlook to its long-term credit rating. The downgrade was primarily related to the increases, since the beginning of 2009, in Kinder Morgan Energy Partners’ outstanding debt balance. However, Kinder Morgan Energy Partners continues to maintain an investment grade credit rating, and all of its long-term credit ratings remain unchanged since December 31, 2008. Furthermore, Kinder Morgan Energy Partners expects that its financing and short-term liquidity needs will continue to be met through borrowings made under its bank credit facility. Nevertheless, Kinder Morgan Energy Partners’ ability to satisfy its financing requirements or fund its planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy and terminals industries and other financial and business factors, some of which are beyond its control.

Some of Kinder Morgan Energy Partners’ customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. These financial problems may arise from the current financial crisis, changes in commodity prices or otherwise. Kinder Morgan Energy Partners has and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers. Kinder Morgan Energy Partners cannot provide assurance that one or more of its financially distressed customers will not default on its obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows; however, Kinder Morgan Energy Partners believes it has provided adequate allowance for such customers.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facility, Kinder Morgan Energy Partners’ revolving bank facility and cash provided by operations. These facilities can be used for the respective entity’s general corporate or partnership purposes.

The following represents the revolving credit facilities that were available to Kinder Morgan, Inc. and its subsidiaries, short-term debt outstanding under the credit facilities or an associated commercial paper program, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit, (ii) outstanding borrowings under the credit facilities, and (iii) the lending commitments made by Lehman Brothers Commercial Bank, which was cancelled in connection with the Lehman Brothers bankruptcy (as discussed above).

Kinder Morgan, Inc. Form 10-Q

	At June 30, 2009
	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions)
Credit Facilities
Kinder Morgan, Inc.
$1.0 billion, six-year secured revolver, due May 2013	$25.0	$912.2

Kinder Morgan Energy Partners
$1.85 billion, five-year unsecured revolver, due August 2010	$100.0	$1,377.9

At June 30, 2009, our current portion of debt was $175.4 million, primarily consisting of $100.0 million of outstanding borrowings under Kinder Morgan Energy Partners’ credit facility. Apart from our current portion of debt and the fair value of derivative instruments, our current assets exceed our current liabilities by approximately $57.0 million at June 30, 2009. Given our expected cash flows from operations, our unused debt capacity as discussed above, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Capital Expenditures

Including both sustaining and discretionary spending, our capital expenditures were $794.1 million in the first six months of 2009. Our sustaining capital expenditures, defined as capital expenditures that do not increase the capacity of an asset, were $68.2 million for the first six months of 2009. This sustaining expenditure amount includes Kinder Morgan Energy Partners’ proportionate share of Rockies Express Pipeline LLC’s sustaining capital expenditures—approximately $0.1 million in the first six months of 2009 and less than $0.1 million in the first six months of 2008. Additionally, our forecasted expenditures for the remaining six months of 2009 for sustaining capital expenditures are approximately $115.3 million—including Kinder Morgan Energy Partners’ proportionate share of Rockies Express Pipeline LLC’s and Midcontinent Express Pipeline LLC’s sustaining capital expenditures. Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. Kinder Morgan Energy Partners funds its discretionary capital expenditures (and its investment contributions) through borrowings under its revolving bank credit facility. To the extent this source of funding is not sufficient, Kinder Morgan Energy Partners generally funds additional amounts through the issuance of long-term notes or common units for cash. During the first six months of 2009, Kinder Morgan Energy Partners used the net proceeds from sales of common units to refinance portions of its short-term borrowings under its bank credit facility. In addition to utilizing cash generated from its operations, Rockies Express Pipeline LLC can fund its cash requirements for capital expenditures through borrowings under its own credit facility, issuing its own long-term notes, or with proceeds from contributions received from its equity owners.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Six Months Ended June 30,		Increase (Decrease)%
	2009	2008
	(In millions, except percentages)
Net cash provided by (used in):
Operating activities	$580.8	$380.7	$200.1	52.6%
Investing activities	(1,529.0)	4,385.2	(5,914.2)	(134.9)%
Financing activities	994.1	(4,732.6)	5,726.7	121.0%

Effect of exchange rate changes on cash	2.5	(1.0)	3.5	350.0%

Net increase in cash and cash equivalents	$48.4	$32.3	$16.1	49.8%

Kinder Morgan, Inc. Form 10-Q

Operating Activities

The net increase in cash provided by operating activities in the first six months ended June 30, 2009 compared to the respective 2008 period was primarily attributable to:

•
a $188.7 million increase in cash inflows relative to net changes in working capital items, primarily driven by lower income tax payments in 2009 which were partially offset by reductions in customer deposits, lower net cash inflows from the collection and payment of trade and related party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables), and higher payments in 2009 to settle certain refined product imbalance liabilities owed to U.S. military customers of our Products Pipelines business segment;

•
a $144.4 million receipt of cash in January 2009 for the termination of a Kinder Morgan Energy Partners’ interest rate swap agreement having a notional principal amount of $300 million and a maturity date of March 15, 2031 compared to a $2.5 million payment we made to terminate an interest rate swap agreement in 2008;

•
a $39.0 million increase in cash related to higher distributions received from equity investments—chiefly due to incremental distributions of $43.1 million received from Kinder Morgan Energy Partners’ West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC and incremental distributions of $8.9 million from NGPL PipeCo LLC;

•
a $124.1 million decrease in net income, net of non-cash items. The year-to-year decrease in income from our seven reportable business segments in the first six months of 2009 and 2008 is discussed in “Results of Operations” above (including all of the certain items disclosed in the associated table footnotes);

•	a $20.0 million pension contribution made in 2009, offset slightly by $6.3 million of pension expenses; and

•
a $37.5 million decrease in cash relative to changes in other non-current assets and liabilities primarily driven by reductions in Kinder Morgan Energy Partners’ Trans Mountain Pipeline’s deferred revenue obligations and by higher payments for natural gas storage on Kinder Morgan Energy Partners’ Kinder Morgan Interstate Gas Transmission system.

Investing Activities

The net increase in cash used in investing activities in the first six months ended June 30, 2009 compared to the respective 2008 period was primarily attributable to:

•	a $2,899.3 million cash inflow in 2008 for net cash proceeds received from the sale of an 80% interest in NGPL PipeCo LLC;

•	a $3,106.4 million cash inflow in 2008 for proceeds received from NGPL PipeCo restricted cash;

•
a $464.2 million increase in cash used due to higher contributions paid to equity investees in the first half of 2009, relative to the first six months a year ago.  The increase was primarily driven by incremental contributions paid to West2East Pipeline LLC, Midcontinent Express Pipeline LLC, and Fayetteville Pipeline LLC to partially fund their respective Rockies Express, Midcontinent Express, and Fayetteville Express Pipeline construction and/or pre-construction costs.

•	a $89.1 million return of capital received from Midcontinent Express Pipeline LLC in 2008 compared to $6.5 million received from our equity investment, NGPL PipeCo LLC, in 2009;

•
a $117.0 million decrease in cash relative to 2008, due to lower net proceeds received from the sales of investments, property, plant and equipment, and other net assets (net of salvage and removal costs). The decrease in cash sales proceeds was driven primarily by $63.1 million received for the sale of our interest in three natural gas-fired power plants in Colorado in the first quarter of 2008 and the approximately $50.7 million received in the second quarter of 2008 for the sale of Kinder Morgan Energy Partners’ 25% equity ownership interest in Thunder Creek Gas Services, LLC;

Kinder Morgan, Inc. Form 10-Q

•
a $475.1 decrease in the use of cash for capital expenditures largely due to the higher investment undertaken by Kinder Morgan Energy Partners in the first half of 2008 to construct its Kinder Morgan Louisiana Pipeline and to expand its Trans Mountain crude oil and refined petroleum products pipeline system;

•
a $182.2 million decrease in cash used for margin and restricted deposits in 2009 compared to 2008, associated largely with our utilization of derivative contracts to hedge (offset) against the volatility of energy commodity price risks; and

•
a $109.6 million increase in cash due to the full repayment received during the first six months of 2009 from a $109.6 million loan Kinder Morgan Energy Partners made in December 2008 to a single customer of its Texas intrastate natural gas pipeline group.

Financing Activities

The net increase in cash provided by financing activities in the first six months ended June 30, 2009 compared to the respective 2008 period was primarily attributable to:

•
a $5,694.5 million decrease in cash used for overall debt financing activities, which include issuances and payments of debt and debt issuance costs. The period-to-period decrease in cash used for overall financing activities was primarily due to (i) a $4,941.2 million decrease in cash used due to lower net issuances and repayments of long-term debt; (ii) a $739.3 million decrease in cash used due to a net reduction in short-term borrowings through our and Kinder Morgan Energy Partners’ credit facilities.

The decrease in cash used for changes in senior notes outstanding primarily includes the combined $5,789.3 million of debt repaid in 2008 primarily using proceeds from the sale of an 80% interest in NGPL PipeCo LLC, $743.3 million Kinder Morgan Energy Partners received from both issuing and repaying senior notes in 2009 (discussed in Note 4 of Notes to Consolidated Financial Statements), versus the combined $1,581.8 million Kinder Morgan Energy Partners received from its February and June 2008 public offerings of senior notes;

•
a $284.7 million increase in cash from noncontrolling interest contributions primarily related to Kinder Morgan Energy Partners’ issuances totaling 13,972,747 common units in 2009 receiving combined net proceeds (after underwriting commissions and expenses) of $669.5 million versus issuances totaling 6,830,000 common units in 2008 receiving combined net proceeds (after underwriting commissions and expenses) of $384.3 million;

•	a $150.0 million cash used in 2009 to pay dividends;

•
a $57.7 million increase in cash used for noncontrolling interest distributions, primarily due to an increase of $57.2 million in Kinder Morgan Energy Partners’ cash distributions to its common unit owners; and

•	a $40.8 million increase in cash used for net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet endorsed.

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

Kinder Morgan, Inc. Form 10-Q

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
•
changes incrude oil and natural gas production from exploration and production areas that we or Kinder Morgan Energy Partners serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oil sands;

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

Kinder Morgan, Inc. Form 10-Q

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2008, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2008 Form 10-K. For more information on our risk management activities, see Note 6 of the accompanying Notes to Consolidated Financial Statements.

Item 4.  Controls and Procedures.

As of June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 11 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.   Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2008 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Kinder Morgan, Inc. Form 10-Q

Item 6.      Exhibits.

3.1*—	Amended and Restated Articles of Incorporation of Kinder Morgan, Inc.
41.1 —
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

31.1*—	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________
*Filed herewith

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
August 11, 2009	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)