Form 10-Q
period 2009-09-30
KINDER MORGAN, INC.
filed 2009-11-13
CIK 54502

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  1-06446

KINDER MORGAN, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-0290000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices)(zip code)
Registrant’s telephone number, including area code: 713-369-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  Large accelerated filer [ ] Accelerated filer [   ] Non-accelerated filer [X] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ] No [X]

Number of outstanding shares of Common stock, $0.01 par value, as of October 30, 2009 was 100 shares.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Natural gas sales	$686.2	$2,183.3	$2,291.8	$6,369.8
Services	690.2	700.9	2,003.7	2,187.5
Product sales and other	335.9	412.4	939.0	1,194.8
Total Revenues	1,712.3	3,296.6	5,234.5	9,752.1

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	665.2	2,179.2	2,240.3	6,433.9
Operations and maintenance	286.0	360.8	815.4	977.4
Depreciation, depletion and amortization	255.5	217.2	777.1	651.0
General and administrative	92.2	85.9	269.2	264.0
Taxes, other than income taxes	36.4	48.0	98.8	151.6
Other expense (income)	(14.2)	7.2	(14.1)	4.5
Goodwill impairment	-	-	-	4,033.3
Total Operating Costs, Expenses and Other	1,321.1	2,898.3	4,186.7	12,515.7

Operating Income (Loss)	391.2	398.3	1,047.8	(2,763.6)

Other Income (Expense)
Earnings from equity investments	65.0	42.9	159.9	141.9
Interest, net	(139.6)	(141.5)	(419.8)	(493.8)
Interest income (expense) – deferrable interest debentures	(0.5)	(0.5)	(1.6)	5.6
Other, net	13.0	4.4	43.9	18.1
Total Other Income (Expense)	(62.1)	(94.7)	(217.6)	(328.2)

Income (Loss) from Continuing Operations Before Income Taxes	329.1	303.6	830.2	(3,091.8)

Income Taxes	(99.6)	(87.9)	(247.2)	(194.4)

Income (Loss) from Continuing Operations	229.5	215.7	583.0	(3,286.2)

Income (Loss) from Discontinued Operations, net of tax	(0.1)	(0.2)	0.4	(0.6)

Net Income (Loss)	229.4	215.5	583.4	(3,286.8)

Net Income attributable to Noncontrolling Interests	(106.6)	(106.8)	(215.5)	(359.4)

Net Income (Loss) attributable to Kinder Morgan, Inc.	$122.8	$108.7	$367.9	$(3,646.2)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, except Shares)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$226.1	$118.6
Restricted deposits	50.0	-
Accounts, notes and interest receivable, net	717.9	992.5
Inventories	56.6	44.2
Gas imbalances	15.7	14.1
Gas in underground storage	51.9	-
Fair value of derivative contracts	24.4	115.2
Other current assets	56.0	32.6
Total Current Assets	1,198.6	1,317.2

Property, plant and equipment, net	16,582.5	16,109.8
Investments	3,405.8	1,827.4
Notes receivable	189.9	178.1
Goodwill	4,737.4	4,698.7
Other intangibles, net	241.4	251.5
Fair value of derivative contracts	433.3	828.0
Deferred charges and other assets	217.0	234.2
Total Assets	$27,005.9	$25,444.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$206.7	$302.5
Cash book overdrafts	34.7	45.2
Accounts payable	438.7	849.8
Accrued interest	120.6	241.9
Accrued taxes	89.0	152.1
Deferred revenues	65.1	41.2
Gas imbalances	8.2	12.4
Fair value of derivative contracts	198.3	129.5
Accrued other current liabilities	165.0	240.1
Total Current Liabilities	1,326.3	2,014.7

Long-Term Liabilities and Deferred Credits
Long-term debt
Outstanding	12,994.5	11,020.1
Deferrable interest debentures	35.7	35.7
Preferred interest in general partner of Kinder Morgan Energy Partners	100.0	100.0
Value of interest rate swaps	612.0	971.0
Total Long-term debt	13,742.2	12,126.8
Deferred income taxes	2,081.9	2,081.3
Asset retirement obligations	84.1	74.0
Fair value of derivative contracts	298.0	92.2
Other long-term liabilities and deferred credits	531.8	579.0
Total Long-Term Liabilities and Deferred Credits	16,738.0	14,953.3

Total Liabilities	18,064.3	16,968.0

Commitments and Contingencies (Notes 4 and 11)
Stockholders’ Equity
Common stock – authorized and outstanding – 100 shares, par value $0.01 per share	-	-
Additional paid-in capital	7,835.0	7,810.0
Retained deficit	(3,284.4)	(3,352.3)
Accumulated other comprehensive loss	(131.2)	(53.4)
Total Kinder Morgan, Inc. Stockholder’s Equity	4,419.4	4,404.3
Noncontrolling interests	4,522.2	4,072.6
Total Stockholders’ Equity	8,941.6	8,476.9
Total Liabilities and Stockholders’ Equity	$27,005.9	$25,444.9

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q
KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net Income (loss)	$583.4	$(3,286.8)
Adjustments to reconcile net income to net cash provided by operating activities
Loss from goodwill impairment	-	4,033.3
Loss on early extinguishment of debt	-	23.6
Depreciation, depletion and amortization	777.1	651.0
Amortization of excess cost of equity investments	4.3	4.3
Deferred income taxes	51.3	46.4
Income from the allowance for equity funds used during construction	(22.6)	-
(Income) loss from the sale or casualty of property, plant and equipment and other net assets	(14.1)	4.4
Earnings from equity investments	(164.2)	(146.2)
Mark-to-market interest rate swap gain	-	(19.8)
Distributions from equity investments	184.5	185.0
Proceeds from (payment for) termination of interest rate swap agreements	146.0	(2.5)
Pension contributions in excess of expense	(11.1)	-
Changes in components of working capital
Accounts receivable	215.5	(55.5)
Other current assets	(73.4)	1.0
Inventories	(11.8)	(7.3)
Accounts payable	(342.5)	(89.3)
Accrued interest	(121.3)	(145.3)
Accrued liabilities	(143.1)	(81.0)
Accrued taxes	(77.8)	(502.3)
Rate reparations, refunds and other litigation reserve adjustments	(15.5)	(10.7)
Other, net	(46.0)	(18.5)
Cash flows provided by continuing operations	918.7	583.8
Net cash flows provided by (used in) discontinued operations	0.1	(0.7)
Net Cash Provided by Operating Activities	918.8	583.1

Cash Flows From Investing Activities
Proceeds from sale of 80% interest in NGPL PipeCo LLC, net of $1.1 cash sold	-	2,899.3
Proceeds from NGPL PipeCo LLC restricted cash	-	3,106.4
Acquisitions of assets	(27.5)	(16.4)
Repayments from customers	109.6	-
Capital expenditures	(1,076.4)	(1,922.8)
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	9.8	113.3
(Investments in) net proceeds from margin deposits	(13.2)	40.3
Investments in restricted deposits	(39.9)	-
Contributions to investments	(1,619.6)	(342.1)
Distributions from equity investments	15.9	92.5
Natural gas stored underground and natural gas liquids line-fill	-	(2.5)
Net Cash Provided by (Used in) Investing Activities	(2,641.3)	3,968.0

Cash Flows From Financing Activities
Issuance of debt	6,617.7	7,980.4
Payment of debt	(4,735.0)	(12,581.7)
Repayments from related party	2.5	2.7
Discount on early extinguishment of debt	-	69.2
Debt issue costs	(14.8)	(14.3)
(Decrease) Increase in cash book overdrafts	(10.4)	43.5
Cash dividends	(300.0)	-
Contributions from noncontrolling interests	815.5	385.0
Distributions to noncontrolling interests	(550.2)	(463.3)
Other, net	(0.3)	8.9
Net Cash Provided by (Used in) Financing Activities	1,825.0	(4,569.6)

Effect of exchange rate changes on cash and cash equivalents	5.0	(3.5)

Increase (Decrease) in Cash and Cash Equivalents	107.5	(22.0)
Cash and Cash Equivalents, beginning of period	118.6	148.6
Cash and Cash Equivalents, end of period	$226.1	$126.6

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$3.7	$3.4
Interest expense recognized from the early extinguishment of debt	-	87.5
Subordinated notes acquired by exchange of preferred equity interest	-	111.4
Assets acquired by contributions from noncontrolling interests	$5.0	$-
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$555.9	$623.0
Cash paid during the period for income taxes	$317.2	$622.9

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

As further disclosed in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc.  On July 15, 2009, the Company’s name was changed back to Kinder Morgan, Inc.  This transaction is referred to in this report as “the Going Private transaction.”  Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

Basis of Presentation

We have prepared our accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Under such SEC rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We believe, however, that our disclosures are adequate to make the information presented not misleading.  Our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods and certain amounts from prior periods have been reclassified to conform to the current presentation.  Interim results are not necessarily indicative of results for a full year; accordingly, you should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2008 Form 10-K.

Our accounting records are maintained in United States dollars and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include the accounts of Kinder Morgan, Inc. and our majority-owned subsidiaries, as well as those of Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC.  Investments in jointly owned operations in which we hold a 50% or less interest (other than Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy

Kinder Morgan, Inc. Form 10-Q

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

The Financial Accounting Standards Board’s Accounting Standards Codification

In this report, we refer to the Financial Accounting Standards Board as the FASB and the FASB’s issued Statements of Financial Accounting Standards as SFAS.

In June 2009, the FASB voted to approve its Accounting Standards Codification as the single source of GAAP recognized by the FASB to be applied by nongovernmental entities.  All other accounting literature not included in the Codification is considered nonauthoritative.  In this report, we refer to the FASB Accounting Standards Codification as the Codification.  It became effective for us on September 30, 2009, and although the adoption of the Codification did not have any direct effect on our consolidated financial statements, it does affect the way we reference GAAP in our financial statements and in our accounting policies.

The FASB now communicates new accounting standards via a new document called an Accounting Standards Update (“ASU”).  Each ASU is a transient document—not considered authoritative in its own right—and serves only to update the Codification by detailing the specific amendments to the Codification and explaining the historical basis for conclusions of a new standard.  The FASB will organize the content of each ASU using the same topics and section headings as those used in the Codification.  For more information on Codification updates and other recent accounting pronouncements, see Note 13.

Noncontrolling Interests

On January 1, 2009, we adopted certain provisions concerning the accounting and reporting for noncontrolling interests included within the “Consolidation” Topic of the Codification.  A noncontrolling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Specifically, these provisions establish accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity and (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations.  Accordingly, our consolidated net income and comprehensive income are now determined without deducting amounts attributable to our noncontrolling interests.

The adopted provisions apply prospectively, with the exception of the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  In addition, on September 18, 2009, we filed a Current Report on Form 8-K to update certain sections of our 2008 Form 10-K solely to reflect the retrospective presentation and disclosure requirements for noncontrolling interests.  The Form 8-K included Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”  For those sections updated, we also changed our name from Knight Inc. to Kinder Morgan, Inc. to reflect our July 15, 2009 name change.  No other items from our 2008 Form 10-K were adjusted or otherwise revised.  The Form 8-K did not reflect any subsequent information or events other than the adoption of presentation and disclosure requirements for noncontrolling interests and our name change.  Accordingly, whenever we refer in this report to disclosure contained in our 2008 Form 10-K, such references also apply to the relevant Form 10-K items included in the Form 8-K.

Kinder Morgan, Inc. Form 10-Q

Pensions and Other Postretirement Benefits

The Codification’s “Defined Benefit Plans—General” Subtopic provides the accounting and disclosure requirements for the pension and other postretirement benefit plans sponsored by our subsidiaries.  Effective December 31, 2009, certain provisions of this Subtopic will require additional disclosure of pension and postretirement benefit plan assets regarding (i) investment asset classes, (ii) fair value measurement of assets, (iii) investment strategies, (iv) asset risk and (v) rate-of-return assumptions.  Currently, we do not expect these provisions to have a material impact on our consolidated financial statements.

Subsequent Events

Effective June 30, 2009, the Codification’s “Subsequent Events” Topic requires us to disclose the date through which we evaluate subsequent events and the basis for that date.  For this report, we have evaluated subsequent events, which are events or transactions that occurred after September 30, 2009 through November 13, 2009, the date we issued the accompanying Consolidated Financial Statements.

2.  Acquisitions, Joint Ventures and Divestitures

Acquisitions

General

The provisions of the Codification’s Topic 805, “Business Combinations,” are to be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, we adopted the provisions of Topic 805 on January 1, 2009. Topic 805 requires that (i) the acquisition method of accounting be used for all business combinations and (ii) an acquirer be identified for each business combination.  It applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration.  The adoption of Topic 805 did not have a material impact on our consolidated financial statements.

Significant provisions of Topic 805 concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Topic also amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  It requires that acquired contingencies in a business combination be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, companies would typically account for the acquired contingencies in accordance with the provisions of the “Contingencies” Topic of the Codification.

Megafleet Towing Co., Inc. Assets

Effective April 23, 2009, Kinder Morgan Energy Partners acquired certain terminals assets from Megafleet Towing Co., Inc. for an aggregate consideration of approximately $21.7 million.  The consideration included $18.0 million in cash and an obligation to pay additional cash consideration on April 23, 2014 (five years from the acquisition date) contingent upon the purchased assets providing Kinder Morgan Energy Partners an agreed-upon amount of earnings, as defined by the purchase and sale agreement, during the five year period.  The contingent consideration had a fair value of $3.7 million as of the acquisition date and there has been no change in the fair value during the post-acquisition period ended September 30, 2009.

The acquired assets primarily consist of nine marine vessels that provide towing and harbor boat services along the Gulf coast, the Intracoastal Waterway, and the Houston Ship Channel.  The acquisition complements and expands Kinder Morgan Energy Partners’ existing Gulf Coast and Texas petroleum coke terminal operations, and all of the acquired assets are included in the Terminals–KMP reportable segment.  Kinder Morgan Energy Partners allocated $7.1 million of the combined purchase price to “Property, plant and equipment, net,” $4.0 million to

Kinder Morgan, Inc. Form 10-Q

“Other intangibles net,” and the remaining $10.6 million to “Goodwill.”  Kinder Morgan Energy Partners believes the primary item that generated the goodwill is the value of the synergies created between the acquired assets and its pre-existing terminal assets (resulting from the increase in services now offered by its Texas petroleum coke operations), and we expect that approximately $5.0 million of goodwill will be deductible for tax purposes.

Joint Ventures

Rockies Express Pipeline

Rockies Express Pipeline LLC (“Rockies Express”) is the sole owner of the Rockies Express natural gas pipeline system.  The final portion of Rockies Express-East, consisting of approximately 195 miles of 42-inch diameter pipe extending to Clarington, Ohio, went into service on November 12, 2009, which is considered the Rockies Express project completion.  West2East Pipeline LLC (“West2East”) owns all of the member interests in Rockies Express, and West2East is owned 51% by Kinder Morgan Energy Partners, 25% by Sempra Pipelines & Storage (“Sempra”) and 24% by ConocoPhillips.  By the end of 2009, the member interests and voting rights in West2East will change:  Kinder Morgan Energy Partners will own 50% and ConocoPhillips will own 25%.  In addition, at that time West2East will merge with Rockies Express.  Rockies Express will be the surviving company that will be owned 50% by Kinder Morgan Energy Partners and 25% by both Sempra and ConocoPhillips.

During the three and nine months ended September 30, 2009, Kinder Morgan Energy Partners made capital contributions of $642.1 million and $1,075.6 million, respectively, to West2East to partially fund construction costs for the Rockies Express pipeline system and to fund the repayment of senior notes by Rockies Express which matured in August 2009.  For more information on this additional contribution, see Note 4 “Debt—Contingent Debt—Rockies Express Pipeline LLC Debt.”

Midcontinent Express Pipeline

Kinder Morgan Energy Partners owns a 50% equity interest in Midcontinent Express Pipeline LLC (“Midcontinent Express”) the sole owner of the Midcontinent Express natural gas pipeline system.  Energy Transfer Partners, L.P. owns the remaining 50% equity ownership interest.  During the three and nine months ended September 30, 2009, Kinder Morgan Energy Partners made capital contributions of $131.5 million and $464.5 million, respectively, to Midcontinent Express to partially fund construction costs for the Midcontinent Express pipeline system.  Construction of the pipeline was completed and the pipeline was placed in service on August 1, 2009.  In January 2008, in conjunction with the signing of additional binding transportation commitments, Midcontinent Express entered into an option agreement with a subsidiary of MarkWest Energy Partners, L.P. (“Mark West”) providing it a one-time right to purchase a 10% ownership interest in Midcontinent Express.  In September 2009, MarkWest declined to exercise this option.

Fayetteville Express Pipeline

Kinder Morgan Energy Partners owns a 50% equity interest in Fayetteville Express Pipeline LLC (“Fayetteville Express”), the sole owner of the Fayetteville Express natural gas pipeline system.  During the three and nine months ended September 30, 2009, Kinder Morgan Energy Partners made capital contributions of $39.0 million and $70.2 million, respectively, to Fayetteville Express to partially fund certain pre-construction pipeline costs for the Fayetteville Express pipeline system.

We included all of the cash contributions to the three joint ventures described above as increases to “Investments” in the accompanying interim Consolidated Balance Sheet as of September 30, 2009, and as “Contributions to investments” in the accompanying interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2009.  We use the equity method of accounting for each of the three investments, and as of September 30, 2009, the carrying value of the investments in West2East, Midcontinent Express, and Fayetteville Express were $1,559.5 million, $468.4 million, and $80.2 million, respectively.

In addition, on January 1, 2009, we also adopted certain provisions included within the “Investments—Equity Method and Joint Ventures” Topic of the Codification.  These provisions clarify certain accounting and impairment considerations involving equity method investments.  The adoption of these provisions did not have any impact on our consolidated financial statements.  For more information on these joint ventures, see Note 12.

Kinder Morgan, Inc. Form 10-Q

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

Acquisitions Subsequent to September 30, 2009

Crosstex Energy, L.P. Natural Gas Treating Business

On August 31, 2009, Kinder Morgan Energy Partners announced that it had entered into a partnership interest purchase and sales agreement to acquire the natural gas treating business from Crosstex Energy, L.P. and Crosstex Energy, Inc. for an aggregate consideration of approximately $266 million, subject to certain working capital and other closing adjustment provisions.  The acquired assets primarily consist of approximately 290 natural gas amine-treating and dew-point control plants and related equipment and are used to remove impurities and liquids from natural gas in order to meet pipeline quality specifications.  The assets are predominantly located in Texas and Louisiana, with additional facilities located in Mississippi, Oklahoma, Arkansas and Kansas.

The acquisition makes Kinder Morgan Energy Partners the largest provider of contract-provided treating plants in the United States (“U.S.”) and complements and expands the existing natural gas treating operations currently being offered by Kinder Morgan Energy Partners’ Texas intrastate natural gas pipeline group.  All of the acquired assets will be included in the Natural Gas Pipelines–KMP reportable segment.  On October 1, 2009, the transaction closed.  The acquired entity is now named Kinder Morgan Treating, L.P.

GMX Resources Inc. Natural Gas Gathering Business

On October 16, 2009, Kinder Morgan Energy Partners announced that it had entered into a definitive purchase agreement to acquire a 40% ownership interest in the natural gas gathering and compression business of GMX Resources Inc. (“GMXR”) for an aggregate consideration of approximately $36 million.  The transaction closed effective November 1, 2009.

The gas gathering business provides service to GMXR’s exploration and production activities in its Cotton Valley Sands and Haynesville/Bossier Shale horizontal well developments located in east Texas.  GMXR’s wholly owned subsidiary, Endeavor Pipeline Inc., will continue to act as operator of the system.  The acquisition will complement Kinder Morgan Energy Partners’ existing natural gas transportation business located in the state of Texas and all of the acquired investment will be included in the Natural Gas Pipelines–KMP business segment.

Divestitures

Cypress Pipeline

On July 14, 2009 Kinder Morgan Energy Partners received notice from Westlake Petrochemicals LLC that it was exercising an option it held to purchase 50% of the Cypress Pipeline.  As of September 30, 2009, the net assets of Kinder Morgan Energy Partners’ Cypress Pipeline totaled approximately $21.2 million.  The sale of 50% of the Cypress Pipeline will not have a material impact on our results of operations or cash flows.

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

Kinder Morgan, Inc. Form 10-Q

senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.67 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility.

3.  Intangibles

Goodwill

We evaluate goodwill for impairment on May 31 of each year.  For this purpose, we have six reporting units as follows: (i) Products Pipelines–KMP (excluding associated terminals), (ii) Products Pipelines Terminals–KMP (evaluated separately from Products Pipelines for goodwill purposes), (iii) Natural Gas Pipelines–KMP, (iv) CO2; (v) Terminals–KMP and (vi) Kinder Morgan Canada–KMP.

There were no impairment charges resulting from the May 31, 2009 impairment testing, and there have been no events indicating an impairment subsequent to that date.  The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using market multiples between six and ten times cash flows) discounted at a rate of 9.0%.  The fair value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represented the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

Changes in the carrying amount of our goodwill for the nine months ended September 30, 2009 are summarized as follows (in millions):

	Products Pipelines–KMP	Natural Gas Pipelines–KMP	CO2–KMP	Terminals–KMP	Kinder Morgan Canada–KMP	Total
Balance as of December 31, 2008	$850.0	$1,349.2	$1,521.7	$774.2	$203.6	$4,698.7
Acquisitions and purchase price adjustments.	-	-	-	10.6	-	10.6
Currency translation adjustments	-	-	-	-	28.1	28.1
Balance as of September 30, 2009	$850.0	$1,349.2	$1,521.7	$784.8	$231.7	$4,737.4

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting.  This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to impairment testing.  No event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first nine months of 2009, and as of both September 30, 2009 and December 31, 2008, we reported $138.2 million in equity method goodwill within the caption “Investments” in the accompanying interim Consolidated Balance Sheets.

Kinder Morgan, Inc. Form 10-Q

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, lease value, technology-based assets and other long-term assets.  These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as “Other intangibles, net” in the accompanying interim Consolidated Balance Sheets.  Following is information related to our intangible assets subject to amortization (in millions):

	September 30, 2009	December 31, 2008
Customer relationships, contracts and agreements
Gross carrying amount	$272.5	$270.9
Accumulated amortization	(44.0)	(30.3)
Net carrying amount	228.5	240.6

Technology-based assets, lease value and other
Gross carrying amount	14.1	11.7
Accumulated amortization	(1.2)	(0.8)
Net carrying amount	12.9	10.9

Total other intangibles, net	$241.4	$251.5

For the three and nine months ended September 30, 2009, the amortization expense on our intangibles totaled $4.6 million and $14.1 million, respectively, and for the same prior year periods, the amortization expense on our intangibles totaled $4.8 million and $14.5 million, respectively.  As of September 30, 2009, the weighted average amortization period for our intangible assets was approximately 15.9 years.  Our estimated amortization expense for these assets for each of the next five fiscal years (2010 – 2014) is approximately $17.3 million, $17.1 million, $16.9 million, $16.8 million and $16.7 million, respectively.

In addition, on January 1, 2009, we adopted certain provisions included within the “General Intangibles Other than Goodwill” Subtopic of the Codification.  These provisions introduce factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The adoption of these provisions did not have any impact on our consolidated financial statements.

4.  Debt

Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa, except as discussed following.  Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability.  In conjunction with Kinder Morgan Energy Partners’ acquisition of certain natural gas pipelines from us, we agreed to indemnify Kinder Morgan Energy Partners with respect to approximately $733.5 million of its debt.  We would be obligated to perform under this indemnity only if Kinder Morgan Energy Partners’ assets were unable to satisfy its obligations.

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the holders of the applicable debt.  As of September 30, 2009, our outstanding short-term debt was $206.7 million, and our outstanding long-term debt (excluding the value of interest rate swap agreements, the preferred interest in the G.P. of Kinder Morgan Energy Partners, and the deferrable interest debentures issued to subsidiary trusts) was $12,994.5 million.

As of September 30, 2009, our outstanding short-term debt balance consisted of (i) $50.0 million in outstanding borrowings under our senior secured credit facility, (ii) a $1.1 million current portion of our 6.50% series Debentures, Due 2013, (iii) $110 million in outstanding borrowings under Kinder Morgan Energy Partners’ bank credit facility (discussed below), (iv) $23.7 million in principal amount of tax-exempt bonds that mature on April 1,

Kinder Morgan, Inc. Form 10-Q

2024, but are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds), (v) a $9.8 million portion of a 5.40% long-term note payable (Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note), (vi) a $6.8 million portion of 5.23% senior notes (Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes) and (vii) $5.3 million in principal amount of adjustable rate industrial development revenue bonds that mature on January 1, 2010 (the bonds were issued by the Illinois Development Finance Authority and Kinder Morgan Energy Partners’ subsidiary Arrow Terminals L.P. is the obligor on the bonds).

Credit Facilities

	September 30, 2009
	Short-term Notes Payable	Commercial Paper Outstanding	Weighted- Average Interest Rate
	(In millions)
Kinder Morgan, Inc. – Secured debt(a)	$50.0	$-	1.38%
Kinder Morgan Energy Partners – Unsecured debt(b)	$110.0	$-	0.85%
____________
(a)	The average short-term debt outstanding (and related weighted-average interest rate) was $39.1 million (1.85%) and $73.6 million (2.13%) during the three and nine months ended September 30, 2009.
(b)	The average short-term debt outstanding (and related weighted-average interest rate) was $522.0 million (1.25%) and $427.8 million (1.62%) during the three and nine months ended September 30, 2009.

Kinder Morgan, Inc.’s $1.0 billion six-year senior secured credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans.  Kinder Morgan, Inc. does not have a commercial paper program.  Kinder Morgan, Inc. had $8.8 million outstanding under its credit facility at December 31, 2008.

Kinder Morgan Energy Partners’ $1.85 billion unsecured bank credit facility is with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent.  The credit facility permits Kinder Morgan Energy Partners to obtain bids for fixed rate loans from members of the lending syndicate and the facility can be amended to allow for borrowings of up to $2.0 billion.  Interest on Kinder Morgan Energy Partners’ credit facility accrues at its option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%), or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of its long-term senior unsecured debt.

The outstanding balance under Kinder Morgan Energy Partners credit facility was $110 million as of September 30, 2009.  As of December 31, 2008, there were no borrowings under the credit facility.  Kinder Morgan Energy Partners’ credit facility matures August 18, 2010 and currently it plans to negotiate a renewal of the credit facility before its maturity date.  Borrowings under Kinder Morgan Energy Partners’ credit facility can be used for partnership purposes and as a backup for its commercial paper program.

During the first quarter of 2009, following Lehman Brothers Holdings Inc.’s filing for bankruptcy protection in September 2008, Kinder Morgan Energy Partners amended the credit facility to remove Lehman Brothers Commercial Bank as a lender, thus reducing the borrowing capacity under the facility by $63.3 million.  The commitments of the other banks remain unchanged, and the facility is not defaulted.

Additionally, as of September 30, 2009, the amount available for borrowing under Kinder Morgan Energy Partners’ credit facility was reduced by an aggregate amount of $264.2 million, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of Kinder Morgan Energy Partners’ Pacific operations’ pipelines in the state of California, (ii) a combined $90.8 million in three letters of credit that support tax-exempt bonds, (iii) a combined $35.0 million in two letters of credit that support Kinder Morgan Energy Partners’ hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil, (iv) a $21.4 million letter of credit that supports Kinder Morgan Energy Partners’ indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (v) a combined $17.0 million in other letters of credit

Kinder Morgan, Inc. Form 10-Q

supporting other obligations of Kinder Morgan Energy Partners and its subsidiaries.

Commercial Paper Program

On October 13, 2008, Standard & Poor’s Rating Services lowered Kinder Morgan Energy Partners’ short-term credit rating to A-3 from A-2.  Additionally, on May 6, 2009, Moody’s Investor Services, Inc. downgraded Kinder Morgan Energy Partners’ commercial paper rating to Prime-3 from Prime-2 and assigned a negative outlook to its long-term credit rating.  As a result of these revisions and current commercial paper market conditions, Kinder Morgan Energy Partners is currently unable to access commercial paper borrowings, and as of both September 30, 2009 and December 31, 2008, it had no commercial paper borrowings.  However, Kinder Morgan Energy Partners expects that its financing and liquidity needs will continue to be met through borrowings made under its bank credit facility described above.

Senior Notes

On February 1, 2009, Kinder Morgan Energy Partners paid $250 million to retire the principal amount of its 6.30% senior notes that matured on that date.  Kinder Morgan Energy Partners borrowed the necessary funds under its bank credit facility.

On May 14, 2009, Kinder Morgan Energy Partners completed a public offering of senior notes.  It issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $300 million of 5.625% notes due February 15, 2015, and $700 million of 6.85% notes due February 15, 2020.  Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $993.3 million, and it used the proceeds to reduce the borrowings under its bank credit facility.

On September 16, 2009, Kinder Morgan Energy Partners completed an additional public offering of senior notes. It issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $400 million of 5.80% notes due March 1, 2021, and $600 million of 6.50% notes due September 1, 2039.  Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $987.4 million, and it used the proceeds to reduce the borrowings under its bank credit facility.

Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own.  As part of the purchase price consideration, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million.  It valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%.  Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008.  The final payment is due March 31, 2012.  As of December 31, 2008, the net present value (representing the outstanding balance) of the note was $36.6 million.  Kinder Morgan Energy Partners paid the second installment on March 31, 2009, and as of September 30, 2009, the net present value of the note was $27.8 million.

Interest Rate Swaps

Information on interest rate swaps is contained in Note 6, “Risk Management – Interest Rate Risk Management.”

Contingent Debt

The following contingent debt disclosures pertain to certain types of guarantees or indemnifications Kinder Morgan Energy Partners has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring its performance under such guarantee is remote.  The following is a description of Kinder Morgan Energy Partners’ contingent debt agreements as of September 30, 2009.

Kinder Morgan, Inc. Form 10-Q

Cortez Pipeline Company Debt

Pursuant to a certain Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. – 50% partner; a subsidiary of Exxon Mobil Corporation – 37% partner; and Cortez Vickers Pipeline Company – 13% partner) are required, on a several, proportional percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency.  Furthermore, due to Kinder Morgan Energy Partners’ indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., it severally guarantees 50% of the debt of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company.

As of September 30, 2009, the debt facilities of Cortez Capital Corporation consisted of (i) $42.9 million of Series D notes due May 15, 2013, (ii) a $125 million short-term commercial paper program and (iii) a $125 million committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program).  Cortez is currently in the process of refinancing the $125 million credit facility and it expects to close on a refinancing in the fourth quarter of 2009.  As of September 30, 2009, in addition to the $42.9 million of outstanding Series D notes, Cortez Capital Corporation had outstanding borrowings of $109.5 million under its credit facility.  Accordingly, as of September 30, 2009, our contingent share of Cortez’s debt was $76.2 million (50% of total guaranteed borrowings).

With respect to Cortez Capital Corporation’s Series D notes, the average interest rate on the notes is 7.14%, and the outstanding $42.9 million principal amount of the notes is due in four equal annual installments of approximately $10.7 million beginning May 2010.  Shell Oil Company (“Shell”) shares Kinder Morgan Energy Partners’ several guaranty obligations jointly and severally; however, Kinder Morgan Energy Partners is obligated to indemnify Shell for liabilities it incurs in connection with such guaranty.  As of September 30, 2009, JP Morgan Chase has issued a letter of credit on Kinder Morgan Energy Partners’ behalf in the amount of $21.4 million to secure its indemnification obligations to Shell for 50% of the $42.9 million in principal amount of Series D notes outstanding as of that date.

Nassau County, Florida Ocean Highway and Port Authority Debt

Kinder Morgan Energy Partners has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  Kinder Morgan Energy Partners’ subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.  Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit.  As of September 30, 2009, this letter of credit had a face amount of $21.2 million.

Rockies Express Pipeline LLC Debt

Pursuant to certain guaranty agreements, all three member owners of West2East (which owns all of the member interests in Rockies Express) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East, borrowings under Rockies Express’ $2.0 billion five-year, unsecured revolving credit facility (due April 28, 2011) and Rockies Express’ $2.0 billion commercial paper program.  The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express commercial paper program and/or its credit facility were primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses.  The credit facility, which can be amended to allow for borrowings of up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility.  Lehman Brothers Commercial Bank was a lending bank with a $41.0 million commitment under Rockies Express’ $2.0 billion credit facility, and during the first quarter of 2009, Rockies Express amended its facility to remove Lehman Brothers Commercial Bank as a lender, thus reducing the borrowing capacity under the facility by $41.0 million.  However, the commitments of the other banks remain unchanged, and the facility is not defaulted.

Kinder Morgan, Inc. Form 10-Q

In October 2008, Standard & Poor’s Rating Services lowered Rockies Express’ short-term credit rating to A-3 from A-2.  As a result of this revision and current commercial paper market conditions, Rockies Express is unable to access commercial paper borrowings; however, it expects that its financing and liquidity needs will continue to be met through both borrowings made under its long-term bank credit facility and contributions by its equity investors.  As of September 30, 2009, Rockies Express had outstanding borrowings of $1,871.5 million under its credit facility.  Accordingly, as of September 30, 2009, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $954.5 million (51% of total guaranteed borrowings).

Additionally, on August 20, 2009, Rockies Express paid $600 million to retire the principal amount of its floating rate senior notes that matured on that date.  It obtained the necessary funds to repay these senior notes from contributions received from its equity investors, including $306.0 million received from Kinder Morgan Energy Partners (51% of total principal repayments).

Midcontinent Express Pipeline LLC Debt

Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express, borrowings under its $1.4 billion three year, unsecured revolving credit facility, entered into on February 29, 2008 and due February 28, 2011.  The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent.  Borrowings under the credit facility are used to finance the construction of the Midcontinent Express pipeline system and to pay related expenses. Midcontinent Express is an equity method investee of Kinder Morgan Energy Partners, and the two member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%.

Lehman Brothers Commercial Bank was a lending bank with a $100 million commitment to the Midcontinent Express $1.4 billion credit facility, and following Lehman Brothers Holdings Inc.’s bankruptcy filing (discussed above), Lehman Brothers Commercial Bank has not met its obligations to lend under the credit facility, effectively reducing borrowing capacity under this facility by $100 million.  The commitments of the other banks remain unchanged and the facility is not defaulted.  As of September 30, 2009, Midcontinent Express had outstanding borrowings of $371.6 million under its three-year credit facility.  Accordingly, as of September 30, 2009, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express’ debt was $185.8 million (50% of total borrowings).

Furthermore, the credit facility can be used for the issuance of letters of credit to support the construction of the Midcontinent Express pipeline system, and as of September 30, 2009, a letter of credit having a face amount of $33.3 million was issued under the credit facility.  Accordingly, as of September 30, 2009, Kinder Morgan Energy Partners’ contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

In November 2009, Midcontinent Express reduced the capacity on its credit facility from $1.4 billion to $255 million after completing the permanent long-term financing discussed below.  On September 16, 2009, Midcontinent Express completed a private offering of senior notes.  It issued an aggregate of $800 million in principal amount of fixed rate senior notesunder an indenture between itself and U.S. Bank National Association, as trustee, in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, but instead was subject to the requirements of Rule 144A under the Act.  Midcontinent Express received net proceeds of $793.9 million from this offering, after deducting the initial purchasers’ discount and estimated offering expenses, and the net proceeds from the sale of the notes were used to repay borrowings under its revolving credit facility.

The indenture provided for the issuance of two separate series of notes, as follows (i) $350 million in principal amount of 5.45% senior notes due September 15, 2014; and (ii) $450 million in principal amount of 6.70% senior notes due September 15, 2019.  Interest on the notes will be paid semiannually on March 15 and September 15 of each year, commencing on March 15, 2010.  All payments of principal and interest in respect of the notes are the sole obligation of Midcontinent Express.  Noteholders will have no recourse against us, Kinder Morgan Energy Partners, Energy Transfer Partners, or against any of our or their respective officers, directors, employees, members, managers, unitholders or affiliates for any failure by Midcontinent Express to perform or comply with its obligations pursuant to the notes or the indenture.

Kinder Morgan, Inc. Form 10-Q

For additional information regarding our debt facilities and our contingent debt agreements, see Note 14 of the Notes to the Consolidated Financial Statements included in our 2008 Form 10-K.

Kinder Morgan G.P., Inc. Preferred Shares

On October 21, 2009, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share, which will be paid on November 18, 2009 to shareholders of record as of October 30, 2009.  On July 15, 2009, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share that was paid on August 18, 2009 to shareholders of record as of July 31, 2009.

5.  Stockholders' Equity

The following tables set forth for the respective periods (i) changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) net of tax, and (ii) associated tax amounts included in the respective components of other comprehensive income (loss) (in millions):

	Three Months Ended September 30,
	2009			2008
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$4,398.0	$4,375.7	$8,773.7	$3,461.4	$2,872.0	$6,333.4
Impact from equity transactions of Kinder Morgan Energy Partners	3.5	(5.6)	(2.1)	-	-	-
A-1 and B unit amortization	1.9	-	1.9	1.9	-	1.9
Distributions to noncontrolling interests	-	(191.4)	(191.4)	-	(162.4)	(162.4)
Contributions from noncontrolling interests	-	146.0	146.0	-	0.2	0.2
Cash dividends	(150.0)	-	(150.0)	-	-	-
Other	-	-	-	-	(0.3)	(0.3)
Comprehensive income
Net Income	122.8	106.6	229.4	108.7	106.8	215.5
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	19.1	25.6	44.7	543.5	604.5	1,148.0
Reclassification of change in fair value of derivatives to net income	(7.1)	8.2	1.1	(70.5)	83.6	13.1
Foreign currency translation adjustments	31.1	56.9	88.0	(22.8)	(30.4)	(53.2)
Adjustments to pension and other postretirement benefit plan liabilities	0.1	0.2	0.3	0.1	0.3	0.4
Total other comprehensive income	43.2	90.9	134.1	450.3	658.0	1,108.3
Total comprehensive income	166.0	197.5	363.5	559.0	764.8	1,323.8
Ending Balance	$4,419.4	$4,522.2	$8,941.6	$4,022.3	$3,474.3	$7,496.6

(Tax) Tax Benefit Included in Other Comprehensive Income, Net of Tax:
Change in fair value of derivatives utilized for hedging purposes	$(8.4)	$(3.9)	$(12.3)	$(401.4)	$(67.7)	$(469.1)
Reclassification of change in fair value of derivatives to net income	7.2	(0.8)	6.4	63.2	(7.4)	55.8
Foreign currency translation adjustments	(26.1)	(5.6)	(31.7)	11.1	3.0	14.1
Adjustments to pension and other postretirement benefit plan liabilities	(0.1)	-	(0.1)	0.1	-	0.1
Tax included in total other comprehensive income	$(27.4)	$(10.3)	$(37.7)	$(327.0)	$(72.1)	$(399.1)

Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2009			2008
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$4,404.3	$4,072.6	$8,476.9	$7,821.5	$3,314.0	$11,135.5
Impact from equity transactions of Kinder Morgan Energy Partners	19.3	(30.2)	(10.9)	(16.0)	(15.4)	(31.4)
A-1 and B unit amortization	5.7	-	5.7	5.7	-	5.7
Distributions to noncontrolling interests	-	(550.8)	(550.8)	-	(464.3)	(464.3)
Contributions from noncontrolling interests	-	820.5	820.5	-	385.0	385.0
Kinder Morgan Energy Partners’ Express pipeline system acquisition adjustment	-	3.1	3.1	-	-	-
Cash dividends	(300.0)	-	(300.0)	-	-	-
Other	-	(0.8)	(0.8)	-	4.7	4.7
Comprehensive income (loss)
Net income	367.9	215.5	583.4	(3,646.2)	359.4	(3,286.8)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	(76.3)	(110.7)	(187.0)	(253.5)	(338.5)	(592.0)
Reclassification of change in fair value of derivatives to net income	(42.0)	14.2	(27.8)	140.9	277.9	418.8
Foreign currency translation adjustments	41.3	89.9	131.2	(31.5)	(50.3)	(81.8)
Adjustments to pension and other postretirement benefit plan liabilities	(0.8)	(1.1)	(1.9)	1.4	1.8	3.2
Total other comprehensive loss	(77.8)	(7.7)	(85.5)	(142.7)	(109.1)	(251.8)
Total comprehensive income (loss)	290.1	207.8	497.9	(3,788.9)	250.3	(3,538.6)
Ending Balance	$4,419.4	$4,522.2	$8,941.6	$4,022.3	$3,474.3	$7,496.6

(Tax) Tax Benefit Included in Other Comprehensive Income (Loss), Net of Tax:
Change in fair value of derivatives utilized for hedging purposes	$47.2	$11.5	$58.7	$149.9	$34.7	$184.6
Reclassification of change in fair value of derivatives to net income	26.2	(1.5)	24.7	(82.4)	(28.5)	(110.9)
Foreign currency translation adjustments	(40.4)	(9.3)	(49.7)	22.5	5.2	27.7
Adjustments to pension and other postretirement benefit plan liabilities	0.5	0.1	0.6	(0.8)	(0.2)	(1.0)
Tax benefit included in total other comprehensive loss	$33.5	$0.8	$34.3	$89.2	$11.2	$100.4

During the first nine months of both 2009 and 2008, there were no material changes in our ownership interests in subsidiaries, in which we retained a controlling financial interest.

On February 17, 2009, May 18, 2009 and August 17, 2009, we paid cash dividends on our common stock of $50.0 million, $100.0 million, and $150.0 million, respectively, to our sole stockholder, which then made dividends to Kinder Morgan Holdco LLC.  Our Board of Directors declared a dividend of $350.0 million on October 21, 2009 that will be paid on November 16, 2009.

Kinder Morgan, Inc. Form 10-Q

Noncontrolling Interests

The caption “Noncontrolling interests” in the accompanying interim Consolidated Balance Sheets consists of interests in the following subsidiaries:

	September 30, 2009	December 31, 2008
	(In millions)
Kinder Morgan Energy Partners	$2,597.6	$2,198.2
Kinder Morgan Management	1,864.2	1,826.5
Triton Power Company LLC	49.8	39.0
Other	10.6	8.9
	$4,522.2	$4,072.6

Kinder Morgan Energy Partners’ Common Units

On January 16, 2009, Kinder Morgan Energy Partners entered into an equity distribution agreement with UBS Securities LLC (“UBS”).  According to the provisions of this agreement, Kinder Morgan Energy Partners may offer and sell from time to time common units having an aggregate offering value of up to $300 million through UBS, as sales agent.  Sales of the units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between Kinder Morgan Energy Partners and UBS.  Under the terms of this agreement, Kinder Morgan Energy Partners also may sell common units to UBS as principal for its own account at a price agreed upon at the time of the sale.  Any sale of common units to UBS as principal would be pursuant to the terms of a separate agreement between Kinder Morgan Energy Partners and UBS.

This equity distribution agreement provides Kinder Morgan Energy Partners the right, but not the obligation, to sell common units in the future, at prices it deems appropriate.  Kinder Morgan Energy Partners retains at all times complete control over the amount and the timing of each sale, and it will designate the maximum number of common units to be sold through UBS, on a daily basis or otherwise as it and UBS agree.  UBS will then use its reasonable efforts to sell, as Kinder Morgan Energy Partners’ sales agent and on its behalf, all of the designated common units.  Kinder Morgan Energy Partners may instruct UBS not to sell common units if the sales cannot be effected at or above the price designated by it in any such instruction.  Either Kinder Morgan Energy Partners or UBS may suspend the offering of common units pursuant to the agreement by notifying the other party.  During the three and nine months ended September 30, 2009, Kinder Morgan Energy Partners issued 1,962,811 and 4,519,558, respectively, of its common units pursuant to this agreement.  After commissions of $1.3 million and $3.6 million, respectively, for the three and nine month periods, Kinder Morgan Energy Partners received net proceeds from the issuance of these common units of approximately $103.0 million and $227.6 million, respectively.  Kinder Morgan Energy Partners used the proceeds to reduce the borrowings under its bank credit facility.  For more information concerning offerings subsequent to September 30, 2009, see “Subsequent Event” below.

Kinder Morgan Energy Partners also completed two separate underwritten public offerings of its common units in the first nine months of 2009, discussed following, and in April 2009, it issued 105,752 common units—valued at $5.0 million—as the purchase price for additional ownership interests in certain oil and gas properties.

In Kinder Morgan Energy Partners’ first 2009 public offering, completed in March, it issued 5,666,000 of its common units at a price of $46.95 per unit, less underwriting commissions and expenses.  Kinder Morgan Energy Partners received net proceeds of $258.0 million for the issuance of these common units.  In its second offering, completed in July, Kinder Morgan Energy Partners issued 6,612,500 common units at a price of $51.50 per unit, less underwriting commissions and expenses, and received net proceeds of $329.9 million for the issuance of these common units.  Kinder Morgan Energy Partners used the proceeds from each of these two public offerings to reduce the borrowings under its bank credit facility.

These issuances during the nine months ended September 30, 2009, collectively, had the associated effects of increasing our (i) noncontrolling interests associated with Kinder Morgan Energy Partners by $790.3 million (ii) accumulated deferred income taxes by $10.9 million and (iii) additional paid-in capital by $19.3 million.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Management, LLC

On August 14, 2009, Kinder Morgan Management made a share distribution of 0.022146 shares per outstanding share (1,814,650 total shares) to shareholders of record as of July 31, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners.  On November 13, 2009, Kinder Morgan Management will make a share distribution of 0.021292 shares per outstanding share (1,783,310 total shares) to shareholders of record as of October 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners.  Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average of the market closing prices of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

Subsequent Event

On October 1, 2009, Kinder Morgan Energy Partners amended and restated its equity distribution agreement with UBS (discussed above in “Kinder Morgan Energy Partners’ Common Units”) to allow for the offer and sale from time to time of common units having an aggregate offering value of up to $600 million through UBS, as sales agent.  After September 30, 2009, Kinder Morgan Energy Partners issued 124,768 of its common units pursuant to settlement of sales made before September 30, 2009 pursuant to its equity distribution agreement.  After commissions of $0.1 million, Kinder Morgan Energy Partners received net proceeds of $6.7 million for the issuance of these 124,768 common units, and it used the proceeds to reduce the borrowings under its bank credit facility.

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

For derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales).  The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period.  The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness.  Changes in the excluded component of the change in an option’s time value are included currently in earnings.  During the current period we recognized a net loss of $5.4 million related to crude oil hedges, which resulted from hedge ineffectiveness and amounts excluded from effectiveness testing.

Kinder Morgan, Inc. Form 10-Q

During the three and nine months ended September 30, 2009, we reclassified gains of $7.1 million and $42.0 million, respectively, of “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified gains of $70.5 million and losses of $140.9 million, respectively, into earnings.  All amounts reclassified into net income during the first nine months of both years resulted from the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).  No amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of the accompanying interim Consolidated Statements of Cash Flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Stockholders’ Equity was $131.2 million as of September 30, 2009, and $53.4 million as of December 31, 2008.  These totals included “Accumulated other comprehensive loss” amounts associated with energy commodity price risk management activities of $35.9 million of losses as of September 30, 2009 and $82.4 million of gains as of December 31, 2008.  Approximately $15.0 million of the total amount associated with energy commodity price risk management activities as of September 30, 2009 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), and as of September 30, 2009, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2013.

As of September 30, 2009, Kinder Morgan Energy Partners had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

Notional quantity
Derivatives designated as hedging contracts
Crude oil	26.4 million barrels
Natural gas(a)	43.8 billion cubic feet
Derivatives not designated as hedging contracts
Crude oil	0.1 million barrels
Natural gas(a)	1.5 billion cubic feet
____________
(a)	Notional quantities are shown net.

For derivative contracts that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period.  These types of transactions include basis spreads, basis-only positions and gas daily swap positions.  Kinder Morgan Energy Partners primarily enters into these positions to economically hedge an exposure through a relationship that does not qualify for hedge accounting.  This will result in non-cash gains or losses being reported in Kinder Morgan Energy Partners’ operating results.

Effective at the beginning of the second quarter of 2008, Kinder Morgan Energy Partners determined that the derivative contracts of its Casper and Douglas natural gas processing operations that previously had been designated as cash flow hedges for accounting purposes no longer met the hedge effectiveness assessment as required by accounting principles.  Consequently, it discontinued hedge accounting treatment for these relationships (primarily crude oil hedges of heavy natural gas liquids sales) effective March 31, 2008.  Since the forecasted sales of natural gas liquids volumes (the hedged item) were still expected to occur, all of the accumulated losses through March 31, 2008 on the related derivative contracts remained in accumulated other comprehensive income, and are not reclassified into earnings until the physical transactions occur.  Any changes in the value of these derivative contracts subsequent to March 31, 2008 will no longer be deferred in other comprehensive income, but rather will impact current period income.  The last of these derivative contracts will expire in December, 2009.

Kinder Morgan, Inc. Form 10-Q

Subsequent Event

In October 2009, Kinder Morgan Energy Partners entered into forward contracts to hedge an additional 0.9 million barrels of crude oil.

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

Since the fair value of fixed rate debt varies inversely with changes in the market rate of interest, we enter into swap agreements to receive a fixed and pay a variable rate of interest in order to convert the interest expense associated with certain of our senior notes from fixed rates to variable rates, resulting in future cash flows that vary with the market rate of interest.  These swaps, therefore, hedge against changes in the fair value of our fixed rate debt that result from market interest rate changes.  For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

As of December 31, 2008, we were not party to any interest rate swap agreements, and our subsidiary, Kinder Morgan Energy Partners, was a party to interest rate swap agreements with a total notional principal amount of $2.8 billion.  During the first nine months of 2009, we entered into two fixed-to-variable interest swap agreements having a combined notional principal amount of $725.0 million related to our 5.70% senior notes due January 5, 2016.  During the first nine months of 2009, Kinder Morgan Energy Partners both terminated an existing fixed-to-variable interest rate swap agreement having a notional principal amount of $300 million and a maturity date of March 15, 2031, and entered into sixteen separate fixed-to-variable swap agreements having a combined notional principal amount of $2.95 billion.  Kinder Morgan Energy Partners received proceeds of $144.4 million from the early termination of the $300 million swap agreement.  In addition, an existing fixed-to-variable rate swap agreement having a notional principal amount of $250 million matured on February 1, 2009.  This swap agreement corresponded with the maturity of Kinder Morgan Energy Partners’ $250 million in principal amount of 6.30% senior notes that also matured on that date (discussed in Note 4).

Therefore, as of September 30, 2009, we and our subsidiary, Kinder Morgan Energy Partners, had a combined notional principal amounts of $725.0 million and $5.2 billion, respectively, of fixed-to-variable interest rate swap agreements effectively converting the interest expense associated with certain series of Kinder Morgan Energy Partners senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of our and Kinder Morgan Energy Partners’ swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2009, the maximum length of time over which we or Kinder Morgan Energy Partners has hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the accompanying interim Consolidated Balance Sheets.  The following table summarizes the fair values of our derivative contracts included in the accompanying interim Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in millions):

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

	Asset derivatives				Liability derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$21.8	Current	$113.5	Current	$(196.8)	Current	$(129.4)
	Non-current	67.1	Non-current	48.9	Non-current	(189.5)	Current	(92.2)
Subtotal		88.9		162.4		(386.3)		(221.6)

Interest rate swap agreements	Non-current	366.2	Non-current	747.1	Non-current	(103.4)	Non-current	-
Cross currency swap agreements	Non-current	-	Non-current	32.0	Non-current	(5.1)	Non-current	-
Total		455.1		941.5		(494.8)		(221.6)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	2.6	Current	1.8	Current	(1.5)	Current	(0.1)

Total derivatives		$457.7		$943.3		$(496.3)		$(221.7)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on the accompanying interim Consolidated Balance Sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of September 30, 2009 and December 31, 2008, this unamortized premium totaled $342.9 million and $216.8 million, respectively.

Effect of Derivative Contracts on the Statement of Operations

The following four tables summarize the impact of our derivative contracts on the accompanying interim Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Three Months Ended September 30,				Three Months Ended September 30,
		2009	2008			2009	2008
Interest rate swap agreements	Interest, net – income/(expense)	$127.4	$70.3	Fixed rate debt	Interest, net – income/(expense)	$(127.4)	$(70.3)
Total		$127.4	$70.3	Total		$(127.4)	$(70.3)

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2009	2008			2009	2008
Interest rate swap agreements	Interest, net – income/(expense)	$(339.9)	$61.2	Fixed rate debt	Interest, net – income/(expense)	$339.9	$(61.2)
Total		$(339.9)	$61.2	Total		$339.9	$(61.2)
____________
(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.  Amounts do not reflect the impact on interest expense from the interest rate swap agreements under which we pay variable rate interest and receive fixed rate interest.

Kinder Morgan, Inc. Form 10-Q

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Energy commodity derivative contracts	$19.1	$543.5	Revenues-natural gas sales	$4.1	$1.0	Revenues	$(5.4)	$-
			Revenues-product sales and other	4.1	71.6
			Gas purchases and other costs of sales	(1.1)	(2.1)	Gas purchases and other costs of sales	-	0.1
Total	$19.1	$543.5	Total	$7.1	$70.5	Total	$(5.4)	$0.1

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Energy commodity derivative contracts	$(76.3)	$(253.5)	Revenues-natural gas sales	$8.5	$(4.1)	Revenues	$(5.4)	$-
			Revenues-product sales and other	33.8	(125.5)
			Gas purchases and other costs of sales	(0.3)	(11.3)	Gas purchases and other costs of sales	-	(8.4)
Total	$(76.3)	$(253.5)	Total	$42.0	$(140.9)	Total	$(5.4)	$(8.4)

Derivatives in net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Cross currency swap agreements	$(9.5)	$36.2	Other, net	$-	$-	Revenues	$-	$-
Total	$(9.5)	$36.2	Total	$-	$-	Total	$-	$-

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Cross currency swap agreements	$(35.6)	$37.9	Other, net	$-	$-	Revenues	$-	$-
Total	$(35.6)	$37.9	Total	$-	$-	Total	$-	$-

Kinder Morgan, Inc. Form 10-Q

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended September 30,
		2009	2008
Energy commodity derivative contracts	Gas purchases and other costs of sales	$(0.8)	$12.2
Total		$(0.8)	$12.2

		Nine Months Ended September 30,
		2009	2008
Energy commodity derivative contracts	Gas purchases and other costs of sales	$(3.1)	$(0.9)
Total		$(3.1)	$(0.9)

The above disclosures regarding our derivative contracts and hedging activities are made pursuant to provisions included within the Codification’s “Derivatives and Hedging” Topic.  These provisions provide for enhanced disclosure requirements that include, among other things, (i) a tabular summary of the fair value of derivative contracts and their gains and losses, (ii) disclosure of derivative features that are credit-risk–related to provide more information regarding an entity’s liquidity and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative contracts.  We adopted these provisions on January 1, 2009, and the adoption of these disclosure provisions did not have a material impact on our consolidated financial statements.

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States.  To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges.  The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment included in the caption “Accumulated other comprehensive loss” in the accompanying interim Consolidated Balance Sheets.  The combined notional value of our remaining cross currency interest rate swaps at September 30, 2009 was approximately C$96.3 million.

In June 2009, we terminated cross currency interest rate swaps with a notional value of C$29.2 million.  In connection with this termination, we received $0.5 million in July 2009.  Additionally in July 2009, we received $1.0 million for the termination of another portion of our cross currency interest rate swaps with a notional value of C$29.2 million.

Credit Risks

As discussed in Note 15 to the Consolidated Financial Statements of our 2008 Form 10-K, we and our subsidiary, Kinder Morgan Energy Partners, have counterparty credit risk as a result of our use of financial derivative contracts.  Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies.  This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as a futures, options or stock exchange.  These contracts are with a number of parties, all of which have investment grade credit ratings.  While we enter into derivative transactions principally with investment grade

Kinder Morgan, Inc. Form 10-Q

counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.  The maximum potential exposure to credit losses on derivative contracts as of September 30, 2009 was (in millions):

Asset position
Interest rate swap agreements	$366.2
Energy commodity derivative contracts	91.5
Gross exposure	457.7
Netting agreement impact	(82.3)
Net exposure	$375.4

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of September 30, 2009 and December 31, 2008, Kinder Morgan Energy Partners had outstanding letters of credit totaling $35.0 million and $40.0 million, respectively, in support of its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.  Additionally, as of September 30, 2009, Kinder Morgan Energy Partners had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $10.1 million, and we reported this amount as “Restricted deposits” in the accompanying interim Consolidated Balance Sheet.  As of December 31, 2008, Kinder Morgan Energy Partners’ counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with it totaling $3.1 million, and we reported this amount within “Accrued other liabilities” in the accompanying interim Consolidated Balance Sheet.

Kinder Morgan Energy Partners also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating.  Based on contractual provisions as of September 30, 2009, we estimate that if Kinder Morgan Energy Partners’ credit rating was downgraded, Kinder Morgan Energy Partners would have the following additional collateral obligations (in millions):

Credit Ratings Downgraded(a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$71.8	$116.9

Two notches to below BBB-/Baa3 (below investment grade)	$63.9	$180.8
__________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine our incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a one notch downgrade to BBB-/Baa3 by one agency would not trigger the entire $71.8 million incremental obligation.

(b)	Includes current posting at current rating.

7.  Fair Value

Our fair value measurements and disclosures are made in accordance with the “Fair Value Measurements and Disclosures” Topic of the Codification.  This Topic establishes a single definition of fair value in generally accepted accounting principles and prescribes disclosures about fair value measurements.

We adopted the provisions of this Topic for our financial assets and financial liabilities effective January 1, 2008, and the adoption did not have a material impact on our balance sheet, statement of income, or statement of cash flows since we already applied its basic concepts in measuring fair values.  With regard to our non-financial assets and non-financial liabilities, we adopted the provisions of this Topic effective January 1, 2009.  This includes applying the provisions to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations, (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing, (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments and (iv) asset retirement obligations initially measured at fair value.  The adoption for non-financial assets and liabilities did not have a material impact on our balance sheet, statement of operations, or statement of

Kinder Morgan, Inc. Form 10-Q

cash flows since we already applied its basic concepts in measuring fair values.

The Codification emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability.  Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, the Codification establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values.  The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process—quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable.  Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

The three broad levels of inputs defined by the fair value hierarchy are as follows:

▪	Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

▪
Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

▪
Level 3 Inputs—unobservable inputs for the asset or liability.  These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Fair Value of Derivative Contracts

The following tables summarize the fair value measurements of our (i) energy commodity derivative contracts, (ii) interest rate swap agreements and (iii) cross currency interest rate swap agreements as of both September 30, 2009 and December 31, 2008, based on the three levels established by the Codification and does not include cash margin deposits, which are reported as “Restricted deposits” in the accompanying interim Consolidated Balance Sheets (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2009
Energy commodity derivative contracts(a)	$91.5	$0.1	$22.7	$68.7
Interest rate swap agreements	366.2	-	366.2	-
Cross currency interest rate swap agreements	-	-	-	-

As of December 31, 2008
Energy commodity derivative contracts(b)	$164.2	$0.1	$108.9	$55.2
Interest rate swap agreements	747.1	-	747.1	-
Cross currency interest rate swap agreements	32.0	-	32.0	-

Kinder Morgan, Inc. Form 10-Q

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2009
Energy commodity derivative contracts(c)	$(387.8)	$-	$(349.0)	$(38.8)
Interest rate swap agreements	(103.4)	-	(103.4)	-
Cross currency interest rate swap agreements	(5.1)		(5.1)

As of December 31, 2008
Energy commodity derivative contracts(d)	$(221.7)	$-	$(210.6)	$(11.1)
Interest rate swap agreements	-	-	-	-
Cross currency interest rate swap agreements	-	-	-	-
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

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three and nine months ended September 30, 2009 and 2008 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Derivatives-net asset (liability)
Beginning of Period	$24.0	$(233.0)	$44.1	$(100.3)
Realized and unrealized net losses	2.7	133.4	(19.1)	(52.9)
Purchases and settlements	3.2	19.0	4.9	72.6
Transfers in (out) of Level 3	-	-	-	-
End of Period	$29.9	$(80.6)	$29.9	$(80.6)

Change in unrealized net losses relating to contracts still held at end of period	$(0.1)	$138.5	$(29.5)	$(22.3)

In addition, on both October 10, 2008 and June 30, 2009, we adopted separate provisions included within the “Fair Value Measurements and Disclosures” Topic of the Codification.  The provisions adopted in October 2008 provide guidance clarifying how fair value measurements should be applied when valuing securities in markets that are not active, and reaffirm the notion of fair value as an exit price as of the measurement date.  Among other things, the guidance also states that significant judgment is required in valuing financial assets.  The adoption of these provisions was effective immediately; however, the adoption did not have any impact on our consolidated financial statements.

The provisions adopted on June 30, 2009 provide guidelines for making fair value measurements more consistent with the overall principles presented in the “Fair Value Measurements” Topic.  They provide additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The adoption of these provisions did not have a material impact on our consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

Fair Value of Financial Instruments

Fair value as used in the disclosure of financial instruments represents the amount at which an instrument could be exchanged in a current transaction between willing parties.  As of each reporting date, the estimated fair value of our outstanding publicly-traded debt is based upon quoted market prices, if available, and for all other debt, fair value is based upon prevailing interest rates currently available to us.  In addition, we adjust (discount) the fair value measurement of our long-term debt for the effect of credit risk.

The estimated fair value of our outstanding debt balance as of September 30, 2009 and December 31, 2008 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt	$13,336.9	$13,971.7	$11,458.3	$9,813.9

The above disclosure of the fair value of our financial instruments was made pursuant to certain provisions of the “Financial Instruments” Topic of the Codification and adopted by us on June 30, 2009.  These provisions enhance consistency in financial reporting by increasing the frequency of fair value disclosures from annually to quarterly, in order to provide financial statement users with more timely information about the effects of current market conditions on financial instruments.

On that same day, we also adopted certain provisions of the “Investments—Debt and Equity Securities” Topic of the Codification.  These adopted provisions provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The provisions change (i) the method for determining whether an other-than-temporary impairment exists for debt securities and (ii) the amount of an impairment charge to be recorded in earnings.  The June 30, 2009 adoption of all of the provisions described above did not have a material impact on our consolidated financial statements.

For a more complete discussion of our fair value measurements, see Note 15 to the Consolidated Financial Statements included in our 2008 Form 10-K.

8.  Reportable Segments

We divide our operations into seven reportable business segments.  These segments and their principal source of revenues are as follows:

▪	Products Pipelines–KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines–KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

▪
CO2–KMP—the production and sale of crude oil from fields in the Permian Basin of West Texas and the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields;

▪	Terminals–KMP—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

▪	Kinder Morgan Canada–KMP—the transportation of crude oil and refined products;

▪	NGPL PipeCo LLC—after February 15, 2008, this segment consists of our 20% interest in NGPL PipeCo LLC, a major interstate natural gas pipeline and storage system, which we operate; and

▪	Power—consists of a natural gas-fired electric generation facility.

Kinder Morgan, Inc. Form 10-Q

The accounting policies we apply in the generation of reportable segment earnings are generally the same as those applied to our consolidated operations, except that (i) certain items below the “Operating Income (Loss)” line (such as interest expense) are either not allocated to reportable segments or are not considered by management in its evaluation of reportable segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income (Expense)” in the accompanying interim Consolidated Statements of Operations, (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of reportable segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our reportable segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in its segment earnings. With adjustment for these items, we currently evaluate reportable segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed.

Selected financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Products Pipelines–KMP
Revenues from external customers	$216.7	$205.6	$611.6	$602.5
Natural Gas Pipelines–KMP
Revenues from external customers	838.8	2,359.4	2,751.2	6,916.6
CO2–KMP
Revenues from external customers	286.1	339.6	821.7	1,002.1
Terminals–KMP
Revenues from external customers	282.8	306.0	814.2	886.4
Intersegment revenues	0.2	0.2	0.7	0.7
Kinder Morgan Canada–KMP(a)
Revenues from external customers	60.1	57.2	166.1	145.4
NGPL PipeCo LLC(b)
Revenues from external customers	-	-	-	132.1
Intersegment revenues	-	-	-	0.9
Power
Revenues from external customers	16.3	17.5	35.3	38.2
Other
Revenues from external customers	11.5	11.3	34.4	28.8
Intersegment revenues	-	-	-	(0.9)
Total segment revenues	1,712.5	3,296.8	5,235.2	9,752.8
Less: Total intersegment revenues	(0.2)	(0.2)	(0.7)	(0.7)
Total consolidated revenues	$1,712.3	$3,296.6	$5,234.5	$9,752.1

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments
Products Pipelines–KMP	$167.9	$(22.4)	$468.0	$(859.3)
Natural Gas Pipelines–KMP	197.8	337.6	559.8	(1,546.9)
CO2– KMP	217.0	237.7	635.6	721.6
Terminals–KMP	155.0	117.3	430.3	(293.2)
Kinder Morgan Canada–KMP(a)	47.7	44.5	113.9	114.0
NGPL PipeCo LLC(b)	9.0	11.5	31.4	116.2
Power	1.4	1.6	3.8	4.4
Total segment earnings (loss) before DD&A(c)	795.8	727.8	2,242.8	(1,743.2)
Total segment depreciation, depletion and amortization	(255.5)	(217.2)	(777.1)	(651.0)
Total segment amortization of excess cost of investments	(1.4)	(1.4)	(4.3)	(4.3)
NGPL PipeCo LLC fixed fee revenue	11.5	11.1	34.4	27.9
General and administrative expenses	(92.2)	(85.9)	(269.2)	(264.0)
Unallocable interest and other, net of interest income (d)	(135.8)	(139.6)	(425.2)	(477.3)
Add back: income taxes included in segments above (c)	6.7	8.8	28.8	20.1
Income (loss) from continuing operations before income taxes	$329.1	$303.6	$830.2	$(3,091.8)

	September 30, 2009	December 31, 2008
Assets
Products Pipelines–KMP	$5,595.9	$5,526.4
Natural Gas Pipelines–KMP	9,233.7	7,748.1
CO2–KMP	4,273.9	4,478.7
Terminals–KMP	4,494.2	4,327.8
Kinder Morgan Canada–KMP(a)	1,755.9	1,583.9
NGPL PipeCo LLC(b)	696.6	717.3
Power	65.3	58.9
Total segment assets	26,115.5	24,441.1
Corporate assets(e)	890.4	1,003.8
Total consolidated assets	$27,005.9	$25,444.9
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

(c)
Income taxes of Kinder Morgan Energy Partners of $6.7 million, $8.8 million, $28.8 million and $20.1 million, respectively, for the three and nine month periods ended September 30, 2009 and 2008 are included in segment earnings (loss) before DD&A.

(d)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(e)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

9.  Related Party Transactions

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a long-term note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee.  The note provides for semiannual

Kinder Morgan, Inc. Form 10-Q

payments of principal and interest on December 31 and June 30 each year, with a final principal payment due July 20, 2011.  The outstanding note receivable balance was $86.1 million as of September 30, 2009, and $88.5 million as of December 31, 2008.  Of these amounts, $2.6 million and $3.7 million were included within “Accounts, notes and interest receivable, net,” on the accompanying interim Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, respectively, and the remainder was included within “Notes receivable” at each reporting date.

Express US Holdings LP Note Receivable

Kinder Morgan Energy Partners has a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture, denominated in Canadian dollars, is due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of September 30, 2009 and December 31, 2008, the outstanding note receivable balance, representing the translated amount included in the accompanying interim Consolidated Financial Statements in U.S. dollars, was $106.1 million and $93.3 million, respectively, and we included these amounts within “Notes receivable” in the accompanying interim Consolidated Balance Sheets.

NGPL PipeCo LLC Fixed Fee Revenue and Other Transactions

On February 15, 2008, Kinder Morgan, Inc. entered into an Operations and Reimbursement Agreement (“Agreement”) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC.  The Agreement provides for Kinder Morgan, Inc. to be reimbursed, at cost, for pre-approved operations and maintenance costs, plus a $43.2 million annual general and administration fixed fee charge (“Fixed Fee”), for services provided under the Agreement.  This Fixed Fee escalates at 3% each year until 2011 and is billed monthly.  For the three months ended September 30, 2009 and 2008, these Fixed Fees totaled $11.5 million and $11.1 million, respectively.  For the nine months ended September 30, 2009 and the period from February 15, 2008 to September 30, 2008, these Fixed Fees totaled $34.4 million and $27.9 million, respectively.

Significant Investors

Two of Kinder Morgan Holdco LLC’s investors are considered “related parties” to us as that term is defined in the authoritative accounting literature: (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”).  We and/or our affiliates enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements.  We also conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs.  In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin.  As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with related parties and (ii) included within “Fair value of derivative contracts” in the accompanying interim Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009	December 31, 2008
	(In millions)
Derivatives - asset (liability)
Current Assets: Fair value of derivative contracts	$1.6	$60.4
Assets: Fair value of derivative contracts	$15.6	$20.1
Current Liabilities: Fair value of derivative contracts	$(43.3)	$(13.2)
Long-term Liabilities and Deferred Credits: Fair value of derivative contracts	$(119.9)	$(24.1)

Kinder Morgan, Inc. Form 10-Q

10.  Income Taxes

Income taxes from continuing operations included in the accompanying interim Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except percentages)
Income taxes	$99.6	$87.9	$247.2	$194.4
Effective tax rate (a)	30.3%	29.0%	29.8%	20.7%
____________
(a)	Nine months ended September 30, 2008 excludes goodwill impairment charges related to nondeductible goodwill. Including the goodwill impairment charges, the effective tax rate is 6.3%.

For the three months ended September 30, 2009 the effective tax rate is lower than the statutory federal rate of 35% primarily due to the impact of nontaxable non-controlling interests, which was partially offset by (i) foreign income taxes, (ii) state income taxes and (iii) adjustments to true-up our book tax provision to the 2008 tax returns filed in September 2009.  For the three months ended September 30, 2008 the effective tax rate is lower than the statutory federal rate of 35% primarily due to the impact of nontaxable non-controlling interests, which was partially offset by foreign income taxes and state income taxes

For the nine months ended September 30, 2009, the effective tax rate is lower than the statutory federal rate of 35% due to (i) the impact of nontaxable non-controlling interests, (ii) a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC, (iii) adjustments related to a change in nondeductible goodwill and (iv) the Uncertainty in Income Taxes (FIN 48) reserve.  These three items were partially offset by a one-time non-cash deferred tax liability adjustment in the Kinder Morgan Canada-KMP segment and state income taxes.  For the nine months ended September 30, 2008, the effective tax rate is lower than the statutory federal rate of 35% due to (i) the impact of nontaxable non-controlling interests, (ii) a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC and (iii) a deferred income tax liabilities and income tax expense adjustment related to the termination of certain Canadian subsidiaries in 2008.  These three items were partially offset by state income taxes.

2003 to 2005 Tax Year – Internal Revenue Service (“IRS”) Audit Settlement

During the third quarter of 2009, we reached an audit settlement with the IRS for the tax years 2003 through 2005 for which we received refunds.  The settlement resulted in a $6.8 million increase in our Uncertainty in Income Taxes reserve balance.  We also recorded $4.9 million of additional liabilities to our Uncertainty in Income Taxes reserves for new issues and accrued interest expense.

11. Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the nine months ended September 30, 2009.  Additional information with respect to these proceedings can be found in Note 21 to the Consolidated Financial Statements included in our 2008 Form 10-K.  This note also contains a description of any material legal proceedings that were initiated against us during the nine months ended September 30, 2009.

In this note, we refer to SFPP, L.P. as SFPP; Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; ExxonMobil Oil Corporation as ExxonMobil; Tosco Corporation as Tosco; Ultramar Diamond Shamrock Corporation/Ultramar Inc. as Ultramar; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; America West Airlines, Inc., Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; and the Federal Energy Regulatory Commission, as the

Kinder Morgan, Inc. Form 10-Q

FERC.

Following is a listing of certain current FERC proceedings pertaining to Kinder Morgan Energy Partners’ operations:

▪
FERC Docket Nos. OR92-8, et al.—Complainants/Protestants: Chevron, Navajo, ARCO, BP WCP, Western Refining, ExxonMobil, Tosco, and Texaco (Ultramar is an intervenor)—Defendant: SFPP—Subject:  Complaints against East Line and West Line rates; appeals pending at the D.C. Circuit.

▪
FERC Docket No. OR92-8-025—Complainants/Protestants:  BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP—Subject:  Complaints against East Line and West Line rates and Watson Station Drain-Dry Charge; appeal pending at the D.C. Circuit.

▪	FERC Docket Nos. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP—Subject: Complaints against all SFPP rates;

▪	FERC Docket No. OR02-4—Complainant/Protestant: Chevron—Defendant: SFPP; Subject: Complaint against SFPP rates; dismissed and Chevron appeal pending at the D.C. Circuit;

▪
FERC Docket Nos. OR03-5, OR04-3, OR05-4 & OR05-5—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, the Airlines (other shippers intervened)—Defendant: SFPP—Subject:  Complaints against all SFPP rates;

▪	FERC Docket Nos. OR07-1 & OR07-2—Complainant/Protestant: Tesoro—Defendant: SFPP—Subject: Complaints against North Line and West Line rates; held in abeyance;

▪
FERC Docket Nos. OR07-3 & OR07-6—Complainants/Protestants: BP WCP, Chevron, ConocoPhillips, ExxonMobil, Tesoro, and Valero Marketing—Defendant: SFPP—Subject:  Complaints against 2005 and 2006 indexed rate increases; dismissed by FERC; appeal pending at D.C. Circuit;

▪
FERC Docket No. OR07-4—Complainants/Protestants: BP WCP, Chevron, and ExxonMobil—Defendants: SFPP, Kinder Morgan G.P., Inc., and Kinder Morgan, Inc.—Subject:  Complaints against all SFPP rates; held in abeyance; complaint withdrawn as to SFPP’s affiliates;

▪
FERC Docket Nos. OR07-5 & OR07-7 (consolidated) and IS06-296—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev, Kinder Morgan G.P., Inc., and Kinder Morgan, Inc.—Subject:  Complaints and protest against Calnev rates; OR07-5 and IS06-296 were settled in 2008; OR07-7 complaint amendment pending before FERC;

▪
FERC Docket Nos. OR07-18, OR07-19 & OR07-22—Complainants/Protestants: Airlines, BP WCP, Chevron, ConocoPhillips and Valero Marketing—Defendant: Calnev—Subject:  Complaints against Calnev rates; complaint amendments pending before FERC;

▪	FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP—Subject: Complaint against 2007 indexed rate increases; dismissed by FERC; appeal pending at D.C. Circuit;

▪	FERC Docket Nos. OR08-13 & OR08-15—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP—Subject: Complaints against all SFPP rates and 2008 indexed rate increases;

▪
FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP—Subject:  SFPP filing to increase North Line rates to reflect expansion; initial decision issued; pending at FERC;

▪	FERC Docket No. IS07-137—Complainants/Protestants: Shippers—Defendant: SFPP—Subject: ULSD surcharge; settled;

▪	FERC Docket No. IS08-390—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, the Airlines—Defendant: SFPP—Subject: West Line rate increase; Initial Decision expected

Kinder Morgan, Inc. Form 10-Q

December 2009;

▪
FERC Docket No. IS09-375—Complainants/Protestants: BP, ExxonMobil, Chevron, Tesoro, ConocoPhillips, Western, Navajo, Valero, and Southwest (other shippers intervened)—Defendant: SFPP—Subject:  Protests regarding 2009 indexed rate increases; protests dismissed by FERC;

▪
FERC Docket No. IS09-377—Complainants/Protestants: BP, Chevron, and Tesoro (other shippers intervened)—Defendant: Calnev—Subject:  Protests regarding 2009 index-based rate increases; protests dismissed by FERC;

▪	FERC Docket No. IS09-437—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, Western Refining, and the Airlines—Defendant: SFPP—Subject: East Line rate increases;

▪
FERC Docket Nos. OR09-8/OR09-18/OR09-21 (not consolidated)—Complainants/Protestants: Chevron/Tesoro/BP WCP—Defendant: SFPP—Subject:  Complaints against July 1, 2008 (Chevron/Tesoro) and July 1, 2009 (Tesoro/BP WCP) index-based rate increases;

▪	FERC Docket Nos. OR09-11/OR09-14 (not consolidated)—Complainants/Protestants: BP WCP/Tesoro—Defendant: Calnev—Subject: Complaints requesting audit of Page 700 of FERC Form No. 6 for 2007 and 2008;

▪	FERC Docket Nos. OR09-12/OR09-16 (not consolidated)—Complainants/Protestants: BP WCP/Tesoro—Defendant: SFPP—Subject: Complaints requesting audit of Page 700 of FERC Form No. 6 for 2007 and 2008;

▪	FERC Docket Nos. OR09-15/OR09-20 (not consolidated)—Complainants/Protestants: Tesoro/BP WCP—Defendant: Calnev—Subject: Complaints against all Calnev rates;

▪	FERC Docket Nos. OR09-17/OR09-22 (not consolidated)—Complainants/Protestants: Tesoro/BP WCP—Defendant: SFPP—Subject: Complaints against SFPP rates; and

▪	FERC Docket Nos. OR09-19/OR09-23 (not consolidated)—Complainants/Protestants: Tesoro/BP WCP—Defendant: Calnev—Subject: Complaints against July 1, 2009 index-based rate increases.

The tariffs and rates charged by SFPP and Calnev (Kinder Morgan Energy Partners subsidiaries within its Westcoast Products Pipeline Group) are subject to numerous ongoing proceedings at the FERC, including the above listed shippers’ complaints and protests regarding interstate rates on these pipeline systems.  These complaints have been filed over numerous years beginning in 1992 through and including 2009.  In general, these complaints allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable.  If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaint) or refunds of any excess rates paid, and SFPP and Calnev may be required to reduce their rates going forward.  These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

As to SFPP, the issues involved in these proceedings include, among others: (i) whether certain of the SFPP rates are “grandfathered” under the Energy Policy Act of 1992, and therefore deemed to be just and reasonable, (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged, (iii) whether indexed rate increases are justified and (iv) the appropriate level of return and income tax allowance it may include in its rates.  The issues involving Calnev are similar.

During 2008, SFPP and Calnev made combined settlement payments to various shippers totaling approximately $30.2 million in connection with OR92-8-025, IS06-283 and OR07-5.  In October 2008, SFPP entered into a settlement resolving disputes regarding its East Line rates filed in Docket No. IS08-28 and related dockets.  In January 2009, the FERC approved the settlement.  Reduced settlement rates became effective on May 1, 2009, and SFPP made refund and settlement payments totaling $15.5 million in May 2009.

Based on our review of these FERC proceedings, we estimate that as of September 30, 2009, shippers are seeking approximately $355 million in reparation and refund payments and approximately $30 to $35 million in

Kinder Morgan, Inc. Form 10-Q

additional annual rate reductions.  We assume that, with respect to the SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the end of 2009.

California Public Utilities Commission Proceedings

SFPP has previously reported ratemaking and complaint proceedings pending with the California Public Utilities Commission, referred to in this note as the CPUC.  The ratemaking and complaint cases generally involve challenges to rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and request prospective rate adjustments and refunds with respect to tariffed and previously untariffed charges for certain pipeline transportation and related services.  These matters have been consolidated and assigned to two administrative law judges.  As of the filing of this report, it is unknown when a decision from the CPUC regarding either of the two groups of consolidated matters will be issued.  Based on our review of these CPUC proceedings, we estimate that shippers are seeking approximately $100 million in reparation and refund payments and approximately $35 million in annual rate reductions.

Carbon Dioxide Litigation

Gerald O. Bailey et al. v. Shell Oil Co. et al/Southern District of Texas Lawsuit

Kinder Morgan CO2 Company, L.P. (Kinder Morgan CO2”),Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the Southern District of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005).  The plaintiffs assert claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit, located in southwestern Colorado.  The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account.  Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. also assert claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws.  The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief.  The defendants filed motions for summary judgment on all claims.

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey and Ptasynski take nothing on their claims and that the claims of Gray be dismissed with prejudice. The court entered final judgment in favor of the defendants on April 30, 2008.  Defendants have filed a motion seeking sanctions against plaintiffs Bailey and Ptasynski and their attorney.  The plaintiffs have appealed the final judgment to the United States Fifth Circuit Court of Appeals.  The parties concluded their briefing to the Fifth Circuit Court of Appeals in February 2009.

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

Kinder Morgan, Inc. Form 10-Q

On October 2, 2007, the plaintiffs initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity.  The second arbitration asserts claims similar to those asserted in the first arbitration.  On June 3, 2008, the plaintiffs filed a request with the American Arbitration Association seeking administration of the arbitration.  In October 2008, the New Mexico federal district court entered an order declaring that the panel in the first arbitration should decide whether the claims in the second arbitration are barred by res judicata.  The plaintiffs filed a motion for reconsideration of that order, which was denied by the New Mexico federal district court in January 2009.  Plaintiffs have appealed to the Tenth Circuit Court of Appeals and continue to seek administration of the second arbitration by the American Arbitration Association.  The American Arbitration Association has indicated that it intends to stay any action pending the Tenth Circuit appeal.

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

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty, collectively referred to as the royalty interests, on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit during the period beginning January 1, 2000.  The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief.  The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit.

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

On January 6, 2009, the district court entered orders vacating the judgment and scheduling a new trial beginning on October 19, 2009.  On September 10, 2009, the parties signed a settlement agreement providing for a payment of $3.2 million to the class, a new royalty methodology pursuant to which future royalties will be based on a price formula that is tied in part to published crude oil prices, and a dismissal with prejudice of all claims.  On October 22, 2009, the trial court entered final judgment approving the settlement.

Colorado Severance Tax Assessment

On September 16, 2009, the Colorado Department of Revenue issued three Notices of Deficiency to Kinder Morgan CO2.  The Notices of Deficiency assessed additional state severance tax against Kinder Morgan CO2 with respect to carbon dioxide produced from the McElmo Dome Unit for tax years 2005, 2006, and 2007.  The total amount of tax assessed was $5.7 million, plus interest of $1.0 million, plus penalties of $1.7 million.  Kinder Morgan CO2 protested the Notices of Deficiency and paid the tax and interest under protest.  Kinder Morgan CO2 is now awaiting the response of the Colorado Department of Revenue to the Protest.

Kinder Morgan, Inc. Form 10-Q

Montezuma County, Colorado Property Tax Assessment

On September 11, 2009, the County Assessor of Montezuma County, Colorado, issued Special Notices of Valuation to Kinder Morgan CO2.  The Special Notices of Valuation were revised on September 30, 2009.  The revised Special Notices of Valuation were issued based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome Unit was omitted from the 2008 tax roll due to an alleged over statement of transportation and other expenses used to calculate the net taxable value. Kinder Morgan CO2 filed a Protest of the revised Special Notices of Valuation and is now awaiting the County Assessor’s response to that Protest.  If tax bills are issued reflecting the Special Notices of Valuation, Kinder Morgan CO2 expects that additional property taxes will be due from all interest owners at the McElmo Dome Unit in the amount of approximately $2.1 million, plus interest.  Of this amount, 37.2% would be attributed to Kinder Morgan CO2’s interest.  Upon payment of any additional taxes, Kinder Morgan CO2 expects to file a petition for abatement or refund and vigorously contest Montezuma County’s position.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).  In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way.  The trial is ongoing and is expected to conclude in the first quarter of 2010.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations.  In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR.  SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision.  In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards in determining when relocations are necessary and in completing relocations.  Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations.

It is difficult to quantify the effects of the outcome of these cases on SFPP, because SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations.  Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on our financial position and results of operations.  These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

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

Kinder Morgan, Inc. Form 10-Q

series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants) in various courts throughout the country that were consolidated and transferred to the District of Wyoming.

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction.  As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants.  In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds.  Grynberg appealed this Order to the Tenth Circuit Court of Appeals.  Briefing was completed and oral argument was held on September 25, 2008.  A decision by the Tenth Circuit Court of Appeals affirming the dismissal of the Kinder Morgan Defendants was issued on March 17, 2009.  Grynberg’s petition for rehearing was denied on May 4, 2009 and the Tenth Circuit issued its Mandate on May 18, 2009.  On October 5, 2009, the United States Supreme Court denied Grynberg’s Petition for Writ of Certiorari, ending his appeal.

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

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal Sparrows Point, LLC in Sparrows Point, Maryland collapsed while being operated by Kinder Morgan Bulk Terminals, Inc. (a Kinder Morgan Energy Partners’ subsidiary).  According to Kinder Morgan Energy Partners’ investigation, the collapse was caused by unexpected, sudden and extreme winds.  On June 24, 2009, Severstal filed suit against Kinder Morgan Bulk Terminals in the United States District Court for the District of Maryland, Cause No. WMN 09CV1668 alleging that Kinder Morgan Energy Partners was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse.  Severstal seeks unspecified damages for value of the crane and lost profits.  Kinder Morgan Bulk Terminals denies each of Severstal’s allegations.

Leukemia Cluster Litigation

Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) (“Jernee”).

Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) (“Sands”).

On May 30, 2003, plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against Kinder Morgan Energy Partners and several affiliated entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.”  Plaintiffs claim that “Adam Jernee’s death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.”  Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages.

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

Kinder Morgan, Inc. Form 10-Q

In July, 2009, plaintiffs in both the Sands and Jernee cases agreed to dismiss all claims against the Kinder Morgan related defendants with prejudice in exchange for the Kinder Morgan defendants’ agreement that they would not seek to recover their defense costs against the plaintiffs.  The Kinder Morgan defendants filed a Motion for Approval of Good Faith Settlement which was granted by the court on August 27, 2009, effectively concluding these cases with respect to all Kinder Morgan related entities and individuals.

Pipeline Integrity and Releases

From time to time, despite our best efforts, our pipelines experience leaks and ruptures.  These leaks and ruptures may cause explosions, fire and damage to the environment, damage to property and/or personal injury or death.  In connection with these incidents, we may be sued for damages caused by an alleged failure to properly mark the locations of our pipelines and/or to properly maintain our pipelines.  Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties.

Midcontinent Express Pipeline LLC Construction Incident

On July 15, 2009, a Midcontinent Express contractor and subcontractor were conducting a nitrogen pressure test on facilities at a Midcontinent Express delivery meter station that was under construction in Smith County, Mississippi.  An unexpected release occurred during testing, resulting in one fatality and injuries to four other employees of the contractor or subcontractor. The United States Occupational Safety and Health Administration is investigating and has completed an on-site investigation into the cause of the incident with assistance from the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  We are awaiting a report on the results of the investigation.  All construction work at other Midcontinent Express meter sites was allowed to continue after safety and construction reviews confirmed that the work could resume safely.

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

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc., a third-party contractor to Rockies Express struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group.  The pipeline was ruptured, resulting in an explosion and fire.  The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming.  The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries.  The cause of the incident was investigated by the PHMSA.  In March 2008, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order, referred to in this note as a NOPV, to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident.

To date, the PHMSA has not issued any NOPV’s to Rockies Express, and Rockies Express does not expect that it will do so.  Immediately following the incident, Rockies Express and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against Kinder Morgan Energy Partners, Rockies Express and several other parties in the District Court of Harris County, Texas, 189th Judicial District, at case number 2007-57916.  The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit.  Kinder Morgan Energy Partners asserted contractual claims

Kinder Morgan, Inc. Form 10-Q

for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers.  On March 25, 2008, Kinder Morgan Energy Partners entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against it, Rockies Express and its contractors.  Kinder Morgan Energy Partners was indemnified for the full amount of this settlement by one of Rockies Express’ contractors.  On October 17, 2008, the remaining plaintiffs filed a Notice of Nonsuit, which dismissed the remaining claims against all defendants without prejudice to the plaintiffs’ ability to re-file their claims at a later date.  The remaining plaintiffs re-filed their Complaint against Rockies Express, Kinder Morgan Energy Partners and several other parties on November 7, 2008, Cause No. 2008-66788, currently pending in the District Court of Harris County, Texas, 189th Judicial District.  The parties are currently engaged in discovery.

Charlotte, North Carolina

On November 27, 2006, the Plantation Pipeline experienced a release of approximately 95 barrels of gasoline from a Plantation Pipe Line Company block valve on a delivery line into a terminal owned by a third party company.  The line was repaired and put back into service within a few days.  Remediation efforts are continuing under the direction of the North Carolina Department of Environment and Natural Resources, referred to in this note as the NCDENR, which issued a Notice of Violation and Recommendation of Enforcement against Plantation on January 8, 2007.  Plantation continues to cooperate fully with the NCDENR.

In April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historical soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR.  Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination.  The results of that investigation indicate that there is soil and groundwater contamination which appears to be from a historical turbine fuel release.  The groundwater contamination is underneath at least two lots on which there is current construction of single family homes that are part of a new residential development.  Further investigation and remediation are being conducted under the oversight of the NCDENR.  Plantation reached a settlement with the builder of the two homes that were impacted.  Plantation continues to negotiate with the owner of the property to address any potential claims that it may bring.

Barstow, California

The United States Department of Navy has alleged that historic releases of methyl tertiary-butyl ether (“MTBE”) from Calnev Pipe Line Company’s Barstow terminal (i) have migrated underneath the Navy’s Marine Corps Logistics Base in Barstow, (ii) have impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev and (iii) could affect the Barstow, California Marine Corps Logistic Base’s water supply system.  Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for federal Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA) Removal Action to reimburse the Navy for $0.5 million in past response actions, plus potentially perform other work, if the parties determine it to be necessary, to ensure protection of the Navy’s existing treatment system and water supply.

Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within Kinder Morgan Energy Partners’ Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia, resulting in a release of approximately 1,400 barrels of crude oil.  The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet.  No injuries were reported.  To address the release, Kinder Morgan Energy Partners initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the British Columbia Ministry of Environment, the National Energy Board, and the National Transportation Safety Board.  Cleanup and environmental remediation is complete and Kinder Morgan Energy Partners has applied to the British Columbia Ministry of Environment for a Certificate of Compliance confirming complete remediation.  Certification is expected prior to year end.

Kinder Morgan, Inc. Form 10-Q

The National Transportation Safety Board released its investigation report (“Report”) on the incident on March 18, 2009.  The Report confirmed that an absence of pipeline location marking in advance of excavation and inadequate communication between the contractor and Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Canada Inc., the operator of the line, were the primary causes of the accident.  No directives, penalties or actions of Kinder Morgan Canada Inc. were required as a result of the Report.

On July, 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and Trans Mountain L.P. (the last two of which are subsidiaries of Kinder Morgan Energy Partners).  The charges claim that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Acts.  Kinder Morgan Energy Partners is of the view that the charges have been improperly laid against it, and it intends to vigorously defend against them.

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

On December 18, 2006, Special Master Walsh issued a Report and Recommendation concluding, among other things, that “plaintiffs have failed to demonstrate the probability of ultimate success on the merits of their claims in this joint litigation.” Accordingly, the Special Master concluded that the plaintiffs were “not entitled to injunctive relief to prevent the holding of the special meeting of Kinder Morgan, Inc. shareholders scheduled for December 19,

Kinder Morgan, Inc. Form 10-Q

2006.”

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

On August 24, 2006, a civil action entitled City of Inkster Policeman and Fireman Retirement System, Derivatively on Behalf of Kinder Morgan, Inc., Plaintiffs v. Richard D. Kinder, Michael C. Morgan, William V. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and R. Tim Bradley, Defendants and Kinder Morgan, Inc., Nominal Defendant; Case 2006-52653, was filed in the 270th Judicial District Court, Harris County, Texas. This putative derivative lawsuit was brought against certain of Kinder Morgan, Inc.’s senior officers and directors, alleging that the proposal constituted a breach of fiduciary duties owed to Kinder Morgan, Inc. The plaintiff also contends that the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty.  The plaintiff seeks, among other things, to enjoin the defendants from consummating the proposal, a declaration that the proposal is unlawful and unenforceable, the imposition of a constructive trust upon any benefits improperly received by the defendants, and attorney’s fees. In November 2007, defendants filed a Joint Motion to Dismiss for Lack of Jurisdiction, or in the Alternative, Motion for Final Summary Judgment. Plaintiffs opposed the motion. In February 2008, the court entered a Final Order granting defendants’ motion in full, ordering that plaintiff, the City of Inkster Policeman and Fireman Retirement System, take nothing on any and all of its claims against any and all defendants. In April 2008, Plaintiffs filed an appeal of the judgment in favor of all defendants in the Texas Court of Appeal, First District. In June 2009, the Texas Court of Appeal affirmed the decision of the trial court dismissing the case in full.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows.  As of September 30, 2009 and December 31, 2008, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $207.7 million and $234.8 million, respectively.  The reserve is primarily related to various claims from lawsuits arising from Kinder Morgan Energy Partners West Coast Products Pipeline Group’s transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates.  We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Kinder Morgan, Inc. Form 10-Q

Environmental Matters

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463.

Kinder Morgan Liquids Terminals LLC is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed for the first six months of 2009 in order to allow the parties to work with the regulatory agency concerning the scope of the required cleanup. The regulatory agency has not yet made any final decisions concerning cleanup of the former terminal, although the agency is expected to issue final cleanup orders in 2009.

The lawsuit stay has now been lifted, and two new defendants have been added to the lawsuit by plaintiff in a Third Amended Complaint.  Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that Plaintiff’s past damages exceed $2 million. No trial date has yet been set.

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and Support Terminals Services, Inc.

On April 23, 2003, Exxon Mobil Corporation (“Exxon Mobil”) filed a complaint in the Superior Court of New Jersey, Gloucester County.  The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corporation (“GATX”) from 1989 through September 2000, later owned by Support Terminals Services, Inc. (“Support Terminals”).  The terminal is now owned by Pacific Atlantic Terminals, LLC, and it too is a party to the lawsuit.

The complaint seeks any and all damages related to remediating all environmental contamination at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit.  The parties are currently involved in mandatory mediation and met in June and October 2008.  No progress was made at any of the mediations.  The mediation judge has referred the case back to the litigation courtroom.

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil and Kinder Morgan Liquids Terminals LLC, f/k/a GATX.  The complaint was filed in Gloucester County, New Jersey.  Both ExxonMobil and Kinder Morgan Liquids Terminals, LLC filed third party complaints against Support Terminals seeking to bring Support Terminals into the case.  Support Terminals filed motions to dismiss the third party complaints, which were denied.  Support Terminals is now joined in the case and it filed an Answer denying all claims.

The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility.  The costs and damages that the plaintiffs seek include cleanup costs and damages to natural resources.  In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions.  As in the case brought by ExxonMobil against GATX, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations between GATX (and therefore, Kinder Morgan Liquids Terminals, LLC) and Support Terminals.  The court has consolidated the two cases.  All parties participated in mediation on October 26, 2009.  A further mediation session has been scheduled for December 7, 2009.

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

Kinder Morgan, Inc. Form 10-Q

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

Kinder Morgan Port Manatee Terminal LLC, Palmetto, Florida

On June 18, 2009, Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Port Manatee Terminal LLC, a Kinder Morgan Energy Partners’ subsidiary, received a Revised Warning Letter from the Florida Department of Environmental Protection, referred to in this note as the Florida DEP, advising it of possible regulatory and air permit violations regarding operations at Port Manatee Florida Terminal LLC.  Kinder Morgan Energy Partners previously conducted a voluntary internal audit at this facility in March 2008 and identified various environmental compliance and permitting issues primarily related to air quality compliance.  Kinder Morgan Energy Partners reported its findings from this audit in a self-disclosure letter to the Florida DEP in March, 2008.  Following the submittal of its self-disclosure letter, the agency conducted numerous inspections of the air pollution control devices at the terminal and issued this Revised Warning Letter.  Kinder Morgan Energy Partners intends to schedule a meeting with the Florida DEP to attempt to resolve these issues.

In addition, Kinder Morgan Energy Partners has received a subpoena from the U.S. Department of Justice for production of documents related to the service and operation of Kinder Morgan Port Manatee Terminal LLC.  Kinder Morgan Energy Partners is fully cooperating with the investigation of this matter.

Other Environmental

We are subject to environmental cleanup and enforcement actions from time to time.  In particular, the CERCLA generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct.  Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment.  Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and carbon dioxide field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities.  Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

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

In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites.  Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable.  In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide.  See “—Pipeline Integrity and Releases” above for additional information with respect to ruptures and leaks from our pipelines.

Kinder Morgan, Inc. Form 10-Q

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact.  As of September 30, 2009, we have accrued an environmental reserve of $80.6 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations.  In addition, as of September 30, 2009, we have recorded a receivable of $17.0 million for expected cost recoveries that have been deemed probable.  As of December 31, 2008, our environmental reserve totaled $85.0 million and our estimated receivable for environmental cost recoveries totaled $20.9 million, respectively.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses.  Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

12.  Regulatory Matters

The following updates the disclosure in Note 18 to the Consolidated Financial Statements included in our 2008 Form 10-K, with respect to developments that occurred during the nine months ended September 30, 2009.

Order on Rehearing and Clarification - Standards of Conduct for Transmission Providers – Docket No. RM07-1-001

On October 15, 2009, the FERC issued Order No. 717-A (“Order No. 717”), an order on rehearing and clarification regarding FERC’s Affiliate Rule - Standards of Conduct.  The FERC clarified a lengthy list of issues relating to: the applicability, the definition of transmission function and transmission function employees, the definition of marketing function and marketing function employees, the definition of transmission function information, independent functioning, transparency, training, and North American Energy Standards Board business practice standards.  The FERC generally reaffirmed its determinations in Order No. 717, but granted rehearing on and clarified certain provisions.  Order No. 717-A aims to make the Standards of Conduct clearer and to refocus the rules on the areas where there is the greatest potential for abuse.  The Order No. 717 addresses requests for rehearing and clarification of the following issues: (i) applicability of the Standards of Conduct to transmission owners with no marketing affiliate transactions, (ii) whether the Independent Functioning Rule applies to balancing authority employees, (iii) which activities of transmission function employees or marketing function employees are subject to the Independent Functioning Rule, (iv) whether local distribution companies making off-system sales on nonaffiliated pipelines are subject to the Standards of Conduct, (v) whether the Standards of Conduct apply to a pipeline’s sale of its own production, (vi) applicability of the Standards of Conduct to asset management agreements, (vii) whether incidental purchases to remain in balance or sales of unneeded gas supply subject the company to the Standards of Conduct, (viii) applicability of the No Conduit Rule to certain situations and (ix) applicability of the Transparency Rule to certain situations.” The rehearing and clarification granted are not anticipated to have a material impact on the operation of our or Kinder Morgan Energy Partners’ interstate pipelines.

Notice of Proposed Rulemaking – Natural Gas Price Transparency – Docket No. RM08-2-000

On November 20, 2008, the FERC issued Order 720, establishing new reporting requirements for interstate and major non-interstate natural gas pipelines.  Interstate pipelines are required to post no-notice activity at each receipt and delivery point three days after the day of gas flow.  Major non-interstate pipelines are required to daily post design capacity, scheduled volumes and available capacity at each receipt or delivery point with a design capacity of 15,000 MMBtus of natural gas per day or greater.  The final rule became effective January 27, 2009 for interstate pipelines.  On January 15, 2009, the FERC issued an order granting an extension of time for major non-interstate

Kinder Morgan, Inc. Form 10-Q

pipelines to comply until 150 days following the issuance of an order addressing the pending requests for rehearing. On January 16, 2009, the FERC granted rehearing of Order 720.  On July 16, 2009, the FERC issued a request for supplemental comments on revisions to the posting requirements.  Kinder Morgan Energy Partners’ Intrastate Pipeline Group filed comments on August 31, 2009.  We do not expect this Order to have a material impact on our consolidated financial statements.

Notice of Proposed Rulemaking - Contract Reporting Requirements of Intrastate Natural Gas Companies, Docket No. RM09-2-000.

On July 16, 2009, the FERC issued a Notice of Proposed Rulemaking proposing revisions to the existing transactional reporting requirements for intrastate and Hinshaw pipelines performing services in interstate commerce.  The proposed revisions would require filings on a quarterly basis that would include more information than previously required.  Comments were filed on November 2, 2009.

Natural Gas Pipeline Expansion Filings

Rockies Express Meeker to Cheyenne Expansion Project

Pursuant to certain rights exercised by EnCana Gas Marketing USA as a result of its foundation shipper status on the former Entrega Gas Pipeline LLC facilities (now part of the Rockies Express Pipeline), Rockies Express requested authorization to construct and operate certain facilities that will comprise its Meeker, Colorado to Cheyenne Hub Rockies Express Pipeline expansion project.  The proposed expansion will add natural gas compression at its Big Hole compressor station located in Moffat County, Colorado, and its Arlington compressor station located in Carbon County, Wyoming.  Upon completion, the additional compression will permit the transportation of an additional 200 million cubic feet per day of natural gas from (i) the Meeker Hub located in Rio Blanco County, Colorado northward to the Wamsutter Hub located in Sweetwater County, Wyoming and (ii) the Wamsutter Hub eastward to the Cheyenne Hub located in Weld County, Colorado.

The expansion is fully contracted and is expected to be operational in the second quarter of 2010.  The total FERC authorized cost for the proposed project is approximately $78 million; however, Rockies Express is currently projecting that the final actual cost will be less.  By FERC order issued July 16, 2009, Rockies Express was granted authorization to construct and operate this project. Construction on this project commenced August 4, 2009.

Rockies Express Pipeline-East Project

Construction continued during the third quarter of 2009 on the previously announced Rockies Express Pipeline-East Pipeline project.  The Rockies Express-East project includes the construction of an additional natural gas pipeline segment, comprising approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio.  Current market conditions for consumables, labor and construction equipment along with certain provisions in the final regulatory orders have resulted in increased costs for the project and have impacted certain projected completion dates.  Including expansions, the current estimate of total construction costs on the entire Rockies Express Pipeline is between $6.7 billion and $6.8 billion (consistent with Kinder Morgan Energy Partners’ October 21, 2009 third quarter earnings press release).

On June 29, 2009, Rockies Express-East commenced service on the portion of the pipeline from Audrain County, Missouri to the Lebanon Hub in Warren County, Ohio.  Currently, this section of the line provides capacity of approximately 1.8 billion cubic feet per day of natural gas, and includes interconnects to Natural Gas Pipeline Company of America LLC, Ameren, Trunkline, Midwestern Gas Transmission, Panhandle Eastern, Texas Eastern, Dominion Transmission and Columbia Gas, with future interconnects to Texas Gas Transmission, ANR, Citizens and Vectren.  The remainder of Rockies Express-East, consisting of approximately 195 miles of 42-inch diameter pipe extending to Clarington, Ohio, went into service on November 12, 2009.  The entire 1,679-mile Rockies Express Pipeline has a capacity of approximately 1.8 billion cubic feet per day of natural gas, virtually all of which has been contracted under long-term firm commitments from creditworthy shippers.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Interstate Gas Transmission Pipeline - Huntsman 2009 Expansion Project

The Kinder Morgan Interstate Gas Transmission LLC, referred to as KMIGT, has filed an application with the FERC for authorization to construct and operate certain storage facilities necessary to increase the storage capability of the existing Huntsman Storage Facility, located near Sidney, Nebraska.  KMIGT also requested approval of new incremental rates for the project facilities under its currently effective Cheyenne Market Center Service Rate Schedule CMC-2.  When fully constructed, the proposed facilities will create incremental firm storage capacity for up to one million dekatherms of natural gas, with an associated injection capability of approximately 6,400 dekatherms per day and an associated deliverability of approximately 10,400 dekatherms per day. As a result of an open season, KMIGT and one shipper executed a firm precedent agreement for 100% of the capacity to be created by the project facilities for a five-year term. By FERC order issued September 30, 2009, KMIGT was granted authorization to construct and operate the project.  Construction of the project commenced on October 12, 2009.

Kinder Morgan Louisiana Pipeline LLC (KMLP) – Docket No. CP 06-449-000

On April 16, 2009, KMLP received authorization from the FERC to begin service on Leg 2 of the approximately 133-mile, 42-inch diameter pipeline, and service on Leg 2 commenced April 18, 2009.  On June 21, 2009, KMLP completed pipeline construction and placed the pipeline system’s remaining portion into service.  The KMLP project cost approximately $1 billion to complete (consistent with Kinder Morgan Energy Partners’ July 15, 2009 second quarter earnings press release).

The KMLP provides approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal, located in Cameron Parish, Louisiana, to various delivery points in Louisiana.  The pipeline interconnects with multiple third-party pipelines and all of the capacity on the pipeline system has been fully subscribed by Chevron and Total under 20-year firm transportation contracts.  Total’s contract became effective on June 21, 2009, and Chevron’s contract became effective on October 1, 2009.

Midcontinent Express Pipeline LLC – Docket Nos. CP08-6-000 and CP09-56-000

On April 10, 2009, Midcontinent Express placed Zone 1 of the Midcontinent Express natural gas pipeline system into interim service.  Zone 1 extends from Bennington, Oklahoma to the interconnect with Columbia Gulf Transmission Company in Madison Parish, Louisiana.  It has a design capacity of approximately 1.5 billion cubic feet per day.  On August 1, 2009, construction of the pipeline was completed, and Zone 2 was placed into service.  Zone 2 extends from the Columbia Gulf interconnect to the terminus of the system in Choctaw County, Alabama.  It has a design capacity of approximately 1.2 billion cubic feet per day.  In an order issued September 17, 2009, the FERC approved Midcontinent Express’ (i) amendment to move one compressor station in Mississippi and modify the facilities at another station in Texas (both stations were among the facilities certificated in the July 2008 Order authorizing the system’s construction) and (ii) application to expand the capacity in Zone 1 by 0.3 billion cubic feet per day (this expansion is expected to be completed in December 2010).

The Midcontinent Express Pipeline is owned by Midcontinent Express, a 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P.  The pipeline originates near Bennington, Oklahoma and extends from southeast Oklahoma, across northeast Texas, northern Louisiana and central Mississippi, and terminates at an interconnection with the Transco Pipeline near Butler, Alabama.  The approximate 500-mile natural gas pipeline system connects the Barnett Shale, Bossier Sands and other natural gas producing regions to markets in the eastern United States, and substantially all of the pipeline’s capacity is subscribed with long-term binding commitments from creditworthy shippers.  The entire Midcontinent Express project cost approximately $2.3 billion to complete (consistent with Kinder Morgan Energy Partners’ October 21, 2009 third quarter earnings press release).

Fayetteville Express Pipeline LLC – Docket No. CP09-433-000

Pipeline system development work continued during the third quarter of 2009 on the previously announced Fayetteville Express Pipeline project.  The Fayetteville Express Pipeline is owned by Fayetteville Express, another 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P.  The Fayetteville Express Pipeline is a 187-mile, 42-inch diameter natural gas pipeline that will begin in Conway County, Arkansas, and end in Panola County, Mississippi.  The pipeline will have an initial capacity of two billion cubic feet per day, and has currently secured binding commitments for at least ten years totaling 1.85 billion cubic feet per day of

Kinder Morgan, Inc. Form 10-Q

capacity.  On June 15, 2009, Fayetteville Express Pipeline filed its certificate application with the FERC.  On October 15, 2009, the FERC issued its Environmental Assessment finding that, subject to compliance with certain conditions, the environmental impact of Fayetteville Express could be adequately mitigated.  Pending regulatory approvals, the pipeline is expected to be in service by late 2010 or early 2011.  The estimate of the total costs of this pipeline project is approximately $1.2 billion (consistent with Kinder Morgan Energy Partners’ October 21, 2009 third quarter earnings press release).

13. Recent Accounting Pronouncements

Securities and Exchange Commission’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission issued its final rule “Modernization of Oil and Gas Reporting,” which revises the disclosures required by oil and gas companies.  The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities.  The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.  We are currently reviewing the effects of this final rule.

SFAS Nos. 166 and 167

On June 12, 2009, the FASB published SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These two Statements change the way entities account for securitizations and special-purpose entities, and both remain authoritative until such time that each is integrated into the Codification.

SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  Both Statement Nos. 166 and 167 will be effective at the start of an entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for us).  We do not expect the adoption of these Statements to have a material impact on our consolidated financial statements.

Accounting Standards Updates

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.”  This ASU amends the “Fair Value Measurements and Disclosures” Topic of the Codification to provide further guidance on how to measure the fair value of a liability.  ASU No. 2009-05 is effective for the first reporting period beginning after issuance (September 30, 2009 for us), and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued five separate Accounting Standards Updates (ASU 2009 07-11) that make technical corrections to the Codification and codify certain SEC Observer comments made in conjunction with previous accounting issues.  None of the five Accounting Standard Updates change existing accounting requirements.

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related notes (included elsewhere in this report) and (ii) the Consolidated Financial Statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

The February 15, 2008 sale of our 80% interest in NGPL PipeCo LLC affects comparisons of our financial position and results of operations between the year-to-date periods reported below.

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment.  Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared.  These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2008 Form 10-K.  There have not been any significant changes in these policies and estimates during the nine months ended September 30, 2009 except as described below for the accounting policies of noncontrolling interests.

Noncontrolling Interests in Consolidated Subsidiaries

On January 1, 2009, we adopted certain provisions concerning the accounting and reporting for noncontrolling interests and included within the “Consolidation” Topic of the Codification.  A noncontrolling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Specifically, these provisions establish accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity and (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations.  Accordingly, our consolidated net income and comprehensive income are now determined without deducting amounts attributable to our noncontrolling interests. The adopted provisions apply prospectively; however, we applied the presentation and disclosure requirements for noncontrolling interests retrospectively for all periods presented in this report.

Impact of the Purchase Method of Accounting on Segment Earnings

As further disclosed in Note 1 of Notes to Consolidated Financial Statements in our 2008 Form 10-K, on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc.  The Company’s name was changed back to Kinder Morgan, Inc. on July 15, 2009.  This transaction is referred to in this report as “the Going Private transaction.”  Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

Kinder Morgan, Inc. Form 10-Q

Except for the second quarter 2008 goodwill impairment charge described in Note 3 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K, the impacts of the purchase method of accounting on segment earnings before depreciation, depletion and amortization (“DD&A”) relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2–KMP segment.  The impact of this revaluation on the CO2–KMP segment is described in its segment discussion, which follows.  The effects on DD&A expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007.  This revaluation results in changes to DD&A expense in periods subsequent to May 30, 2007.  The purchase accounting effects on “Interest, net” result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Results of Operations

Consolidated

	Three Months Ended September 30,
	2009	2008	Earnings Increase/(Decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$167.9	$(22.4)	$190.3	850%
Natural Gas Pipelines–KMP(c)	197.8	337.6	(139.8)	(41	) %
CO2–KMP(d)	217.0	237.7	(20.7)	(9	) %
Terminals–KMP(e)	155.0	117.3	37.7	32%
Kinder Morgan Canada–KMP	47.7	44.5	3.2	7%
NGPL PipeCo LLC(f)	9.0	11.5	(2.5)	(22	) %
Power	1.4	1.6	(0.2)	(13	) %
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	795.8	727.8	68.0	9%

Depreciation, depletion and amortization expense	(255.5)	(217.2)	(38.3)	(18	) %
Amortization of excess cost of equity investments	(1.4)	(1.4)	-	-%
NGPL PipeCo LLC fixed fee revenue(g)	11.5	11.1	0.4	4%
General and administrative expense(h)	(92.2)	(85.9)	(6.3)	(7	) %
Unallocable interest and other, net(i)	(135.8)	(139.6)	3.8	3%
Income from continuing operations before income taxes	322.4	294.8	27.6	9%
Unallocable income tax expense(a)	(92.9)	(79.1)	(13.8)	(17	) %
Income from continuing operations	229.5	215.7	13.8	6%
Loss from discontinued operations, net of tax	(0.1)	(0.2)	0.1	50%
Net income	229.4	215.5	13.9	6%
Net income attributable to noncontrolling interests	(106.6)	(106.8)	0.2	-%
Net income attributable to Kinder Morgan, Inc.	$122.8	$108.7	$14.1	13%

Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2009	2008	Earnings Increase/(Decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(j)	$468.0	$(859.3)	$1,327.3	154%
Natural Gas Pipelines–KMP(k)	559.8	(1,546.9)	2,106.7	136%
CO2–KMP(l)	635.6	721.6	(86.0)	(12	) %
Terminals–KMP(m)	430.3	(293.2)	723.5	247%
Kinder Morgan Canada–KMP(n)	113.9	114.0	(0.1)	-%
NGPL PipeCo LLC(f)	31.4	116.2	(84.8)	(73	) %
Power	3.8	4.4	(0.6)	(14	) %
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	2,242.8	(1,743.2)	3,986.0	229%

Depreciation, depletion and amortization expense	(777.1)	(651.0)	(126.1)	(19	) %
Amortization of excess cost of equity investments	(4.3)	(4.3)	-	-%
NGPL PipeCo LLC fixed fee revenue(g)	34.4	27.9	6.5	23%
General and administrative expense(o)	(269.2)	(264.0)	(5.2)	(2	) %
Unallocable interest and other, net(p)	(425.2)	(477.3)	52.1	11%
Income (loss) from continuing operations before income taxes	801.4	(3,111.9)	3,913.3	126%
Unallocable income tax expense	(218.4)	(174.3)	(44.1)	(25	) %
Income from continuing operations	583.0	(3,286.2)	3,869.2	118%
Income (loss) from discontinued operations, net of tax	0.4	(0.6)	1.0	167%
Net income (loss)	583.4	(3,286.8)	3,870.2	118%
Net income attributable to noncontrolling interests	(215.5)	(359.4)	143.9	40%
Net income (loss) attributable to Kinder Morgan, Inc.	$367.9	$(3,646.2)	$4,014.1	110%
____________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Segment earnings include Kinder Morgan Energy Partners’ allocable income taxes of $6.7 million and $8.8 million for the three months ended September 30, 2009 and 2008, respectively, and $28.8 million and $20.1 million for the nine months ended September 30, 2009 and 2008, respectively.

(b)
2009 and 2008 amounts include a $1.1 million increase in income and a $0.7 million decrease in income, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.  2009 amount also includes a $0.1 million increase in income from hurricane casualty gains.  2008 amount also includes a $9.3 million decrease in income from the settlement of certain litigation matters related to the Pacific operations’ East Line pipeline, a $0.2 million decrease in income related to hurricane clean-up and repair activities, a non-cash goodwill impairment adjustment of $152.6 million and a $0.3 million decrease in income related to assets sold in September 2008 which has been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
2009 and 2008 amounts include a $0.7 million decrease in income and a $12.2 million increase in income, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas.  2009 amount also includes a $3.7 million increase in income from hurricane casualty gains.  2008 amount also includes a $4.4 million increase in expense related to hurricane clean-up and repair activities and a non-cash goodwill impairment adjustment of $152.6 million.

(d)
2009 amount includes a $5.4 million unrealized loss on derivative contracts used to hedge forecasted crude oil sales.  Also, there were increases in income resulting from valuation adjustments for 2009 and 2008 of $23.8 million and $34.5 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2009 amount includes an $11.2 million increase in income from hurricane and fire casualty gains.  2009 and 2008 amounts include $0.2 million and $2.9 million, respectively, decreases in income related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.  2008 amount includes a $6.8 million decrease in income related to fire damage and repair activities, a $4.0 million decrease in income related to hurricane clean-up and repair activities and a combined $1.5 million increase in expense associated with legal liability adjustments related to certain litigation matters involving the Elizabeth River bulk terminal and the Staten Island liquids terminal.

Kinder Morgan, Inc. Form 10-Q

(f)
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria Acquisition Inc.  As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

(g)	See Note 9 of the accompanying Notes to Consolidated Financial Statements.
(h)
Includes unallocated litigation and environmental expenses.  2009 amount also includes a $0.5 million increase in expense for certain Natural Gas Pipeline asset acquisition costs, which under prior accounting standards would have been capitalized, and a $0.9 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2008 amount also includes a $0.1 million increase in expense related to hurricane clean-up and repair activities, and a $1.5 million decrease in expense due to the adjustment of certain insurance related liabilities.

(i)
2009 and 2008 amounts include increases in imputed interest expense of $0.4 million and $0.5 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.  2008 amount also includes a $0.2 million increase in interest expense related to the settlement of certain litigation matters related to the Pacific operations’ East Line pipeline.

(j)
2009 and 2008 amounts include a $1.5 million increase in income and a $1.4 million decrease in income, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.  2009 amount also includes a $0.1 million increase in income from hurricane casualty gains, and a $3.8 million increase in expense associated with environmental liability adjustments and a $0.3 million decrease in income related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.  2008 amount also includes a $9.3 million decrease in income from the settlement of certain litigation matters related to the Pacific operations’ East Line pipeline, a $0.2 million decrease in income related to hurricane clean-up and repair activities, a non-cash goodwill impairment charges of $1,266.5 million and a $0.3 million decrease in income related to assets sold in September 2008 which has been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(k)
2009 and 2008 amounts include decreases in income of $4.5 million and $0.9 million, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas and increases in income of $0.2 million and $0.5 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.  2009 amount also includes a $3.7 million increase in income from hurricane casualty gains, $1.1 million decrease in income related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.  2008 amount also includes a $4.4 million increase in expense related to hurricane clean-up and repair activities, and a non-cash goodwill impairment charge of $2,090.2 million.

(l)
2009 amount includes a $5.4 million unrealized loss on derivative contracts used to hedge forecasted crude oil sales.  Also, there were increases in income resulting from valuation adjustments for 2009 and 2008 of $72.3 million and $102.0 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(m)
2009 amount includes an $11.2 million increase in income from hurricane and fire casualty gains, a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal, and a $0.1 million increase in expense associated with environmental liability adjustments.  2009 and 2008 amounts include $2.5 million and $2.9 million, respectively, decreases in income related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.  2008 amount includes a $6.8 million decrease in income related to fire damage and repair activities, a $4.0 million decrease in income related to hurricane clean-up and repair activities, a combined $1.5 million increase in expense associated with legal liability adjustments related to certain litigation matters involving the Elizabeth River bulk terminal and the Staten Island liquids terminal and a non-cash goodwill impairment charge of $676.6 million.

(n)
2009 amount includes a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals and foreign exchange fluctuations, and a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of the previously established deferred tax liability.

(o)
Includes unallocated litigation and environmental expenses.  2009 amount also includes a $0.5 million increase in expense for certain Natural Gas Pipeline asset acquisition costs, which under prior accounting standards would have been capitalized, a $0.1 million increase in expense for certain Express pipeline system transfer costs, which under prior accounting standards would have been capitalized, and a $2.4 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2008 amount also includes a $0.1 million increase in expense related to hurricane clean-up and repair activities, and a $1.5 million decrease in expense due to the adjustment of certain insurance related liabilities.

(p)
2009 and 2008 amounts include increases in imputed interest expense of $1.2 million and $1.5 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.  2008 amount also includes a $0.2 million increase in interest expense related to the settlement of certain litigation matters related to the Pacific operations’ East Line pipeline.

Net income attributable to Kinder Morgan, Inc. increased by $14.1 million (13%) to $122.8 million in the third quarter of 2009 as compared to $108.7 million in the third quarter of 2008.  Our total revenues for the comparative periods were $1,712.3 million and $3,296.6 million, respectively.  For the first nine months of 2009 the net income attributable to Kinder Morgan, Inc. totaled $367.9 million as compared to a loss of $3,646.2 million in the first nine months of 2008.  Our total revenues for the comparative periods were $5,234.5 million and $9,752.1 million, respectively.

Kinder Morgan, Inc. Form 10-Q

The increase in Kinder Morgan, Inc.’s net income for the three month period ended September 30, 2009 as compared to the same period in 2008 is primarily due to incremental Kinder Morgan Energy Partner segment earnings before DD&A, partially offset by higher DD&A, general and administrative and income tax expense.

The increase in Kinder Morgan, Inc.’s net income for the nine month period ended September 30, 2009 as compared to the same period in 2008 is primarily due to non-cash goodwill impairment charges that were recorded in the second quarter of 2008 to each segment as follows: Products Pipelines–KMP – $1.26 billion, Natural Gas Pipelines–KMP – $2.09 billion, and Terminals–KMP – $677 million, for a total impairment of $4.03 billion.

Products Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except operating statistics)
Revenues(a)	$216.7	$205.6	$611.6	$602.5
Operating expenses(b)	(56.8)	(78.7)	(165.8)	(209.6)
Other income (expense)(c)	0.1	(0.3)	(0.2)	(0.6)
Goodwill impairment(d)	-	(152.6)	-	(1,266.5)
Earnings from equity investments(e)	4.2	3.3	12.8	13.6
Interest income and Other, net-income(f)	3.5	0.4	9.8	2.2
Income tax benefit (expense)	0.2	(0.1)	(0.2)	(0.9)
Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$167.9	$(22.4)	$468.0	$(859.3)

Gasoline (MMBbl)(g)	101.3	101.1	301.2	299.5
Diesel fuel (MMBbl)	35.9	40.0	107.9	120.2
Jet fuel (MMBbl)	28.8	29.6	83.7	89.2
Total refined product volumes (MMBbl)	166.0	170.7	492.8	508.9
Natural gas liquids (MMBbl)	6.2	5.8	18.4	18.7
Total delivery volumes (MMBbl)(h)	172.2	176.5	511.2	527.6
____________
(a)	2008 amounts include a $5.1 million decrease in revenues from the settlement of certain litigation matters related to the Pacific operations’ East Line pipeline.
(b)
Nine month 2009 amount includes an increase in expense of $3.8 million associated with environmental liability adjustments.  2008 amounts include a $4.2 million increase in expense from the settlement of certain litigation matters related to the Pacific operations’ East Line pipeline, and a $0.1 million increase in expense related to hurricane clean-up and repair activities.  Nine month 2008 amount also includes a $3.0 million decrease in expense related to the Pacific operations and a $3.0 million increase in expense related to the Calnev Pipeline associated with legal liability adjustments.

(c)
2009 amounts include a gain of $0.1 million from hurricane casualty indemnifications.  Also, nine months ended September 30, 2009 amount includes a $0.3 million decrease in segment earnings related to assets sold, and 2008 amounts include a $0.3 million decrease in segment earnings related to assets sold in September 2008.  These assets sold had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)	Three and nine months ended September 30, 2008 include non-cash goodwill impairment adjustments of $152.6 million and $1,266.5 million, respectively.
(e)	2008 amounts include an expense of $0.1 million reflecting the portion of Plantation Pipe Line Company’s expenses related to hurricane clean-up and repair activities.
(f)
Three and nine month 2009 amounts include increases in income of $1.1 million and $1.5 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions.  Three and nine month 2008 amounts include decreases in income of $0.7 million and $1.4 million, respectively, resulting from unrealized foreign currency losses on long-term debt transactions.

(g)	Includes ethanol volumes.
(h)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

The certain items related to the Products Pipelines business segment and described in the footnotes to the table above accounted for increases in earnings before depreciation, depletion and amortization expenses of $164.3 million and $1,275.2 million, respectively, when compared to the same three and nine month periods a year ago.  For each of the comparable three and nine month periods, the following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses (EBDA) and (ii) operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Pacific operations	$10.2	17%		$3.9	4%
Transmix operations	8.8	128%		8.0	78%
West Coast Terminals	3.4	25%		2.9	14%
Central Florida Pipeline	2.8	26%		2.7	20%
Plantation Pipeline	1.3	15%		(6.5)	(59	) %
All others	(0.4)	(1	) %	(5.0)	(9	) %
Total Products Pipelines	$26.1	19%		$6.0	3%

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Pacific operations	$13.9	7%		$0.4	-
Transmix operations	7.3	32%		5.9	19%
West Coast Terminals	12.6	34%		11.5	20%
Central Florida Pipeline	7.9	25%		8.8	23%
Plantation Pipeline	(0.8)	(3	) %	(18.7)	(57	) %
All others	11.3	(11	) %	(3.9)	(2	) %
Total Products Pipelines	$52.2	12%		$4.0	1%

Overall, the Products Pipelines–KMP business segment reported strong operating results in the third quarter of 2009 as earnings before depreciation, depletion and amortization expenses increased $26.1 million (19%), when compared to the third quarter of 2008.  Although ongoing weak economic conditions continued to dampen demand for refined petroleum products at many of the assets in this segment, resulting in lower diesel and jet fuel volumes and flat gasoline volumes versus the third quarter of 2008, earnings were positively impacted by higher ethanol and terminal revenues from the Central Florida Pipeline and Pacific operations, improved warehousing margins at existing and expanded West Coast terminal facilities, and incremental product settlement gains from the transmix processing operations.  In addition, the segment benefited from a $17.6 million (24%) reduction in combined operating expenses in the third quarter of 2009, primarily due to lower outside services and other discretionary operating expenses, lower fuel and power expenses, and to new service contracts and bidding work at lower prices compared to a year earlier.

The primary increases in segment earnings before depreciation, depletion and amortization expenses for both the three and nine months ended September 30, 2009, when compared to the same periods last year, were attributable to the third quarter 2009 earnings from the Pacific operations.  For the comparable three month periods, the overall $10.2 million increase in the Pacific operations’ earnings in 2009 consisted of a $3.9 million (4%) increase in revenues and a $6.3 million (18%) decrease in operating expenses, when compared to the third quarter a year ago.  The overall increase in revenues was driven by both higher terminal revenues and higher year-over-year increases in tariff rates on refined products deliveries, which more than offset a 4% decline in delivery volumes.  The quarterly decrease in expenses, relative to the third quarter 2008, was driven by a combination of aggressive cost management actions related to overall operating expenses (particularly outside services), lower legal expenses (due in part to incremental expenses associated with certain litigation settlements reached in the third quarter 2008), and higher product gains.

For the comparable nine month periods, the $13.9 million (7%) increase in the Pacific operations’ earnings was driven by a $13.0 million decrease in combined operating expenses in the first nine months of 2009, when compared to the same prior year period.  The decrease in expenses, relative to the first nine months of 2008, was primarily due to the following: (i) overall cost reductions and delays in certain non-critical spending, (ii) lower fuel and power and outside services expenses, due to lower mainline delivery volumes, (iii) higher product gains, (iv) lower right-of-way and environmental expenses and (v) lower legal expenses (discussed above).

Kinder Morgan, Inc. Form 10-Q

The higher period-to-period earnings before depreciation, depletion and amortization from the transmix processing operations in 2009 versus 2008 were mainly due to a combined $8.0 million increase to revenues recognized in August 2009.  At that time, Kinder Morgan Energy Partners recorded certain true-ups related to transmix settlement gains (including tank gains and incremental loss allowance gains).

The period-to-period earnings increases from the West Coast terminal operations were largely revenue related, driven by increased warehouse charges and new customers at the combined Carson/Los Angeles Harbor terminal system and by incremental returns from the completion of a number of capital expansion projects that modified and upgraded terminal infrastructure since the end of the third quarter of 2008.  Revenues from the remaining West Coast facilities increased in the third quarter and first nine months of 2009 due mostly to additional throughput and storage services associated with renewable fuels (both ethanol and biodiesel), and partly to incremental revenues from the terminals’ Portland, Oregon Airport pipeline, which was acquired on July 31, 2009.

The increases in earnings before depreciation, depletion and amortization from the Central Florida Pipeline were also driven by higher period-to-period revenues in 2009, when compared to 2008.  For the comparable three month periods, the increases in revenues and earnings were due to a 4% increase in throughput, a mid-year tariff increase and higher product gains in 2009 versus 2008.  For the comparable nine month periods, the increases in revenues and earnings were mainly due to incremental ethanol revenues created by the completion of expansion projects, mid-year tariff increases, and higher products transportation revenues.

The $1.3 million (15%) increase in earnings before depreciation, depletion and amortization from Kinder Morgan Energy Partners’ approximate 51% equity ownership in the Plantation Pipe Line Company reflects higher net income earned by Plantation, primarily due to higher transportation revenues driven by a 1% increase in refined products delivery volumes (third quarter 2008 volumes were negatively affected by hurricane activity).  The nine month decrease in earnings from Kinder Morgan Energy Partners’ investment in Plantation was chiefly attributable to lower equity earnings as a result of lower pipeline oil loss allowance revenues earned by Plantation in 2009.  The drop in oil loss allowance revenues in 2009 reflects the decline in refined product market prices since the end of the third quarter of 2008.

The overall decreases in revenues associated with Kinder Morgan Energy Partners’ investment in Plantation in both the comparable three and nine month periods ($6.5 million (59%) for the comparable three months and $18.7 million (57%) for the comparable nine months) were mainly due to a restructuring of the Plantation operating agreement by ExxonMobil and us. On January 1, 2009, both parties agreed to reduce the fixed operating fees earned from operating the pipeline and to charge pipeline operating expenses directly to Plantation resulting in a minimal impact to Kinder Morgan Energy Partners’ earnings.  Accordingly, the reductions in fee revenues were largely offset by corresponding decreases in operating expenses of $7.0 million and $18.9 million, respectively.

Natural Gas Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except operating statistics)
Revenues	$838.8	$2,359.4	$2,751.2	$6,916.6
Operating expenses(a)	(696.1)	(2,203.3)	(2,325.7)	(6,463.5)
Other income(b)	3.7	0.1	2.6	2.8
Goodwill impairment(c)	-	152.6	-	(2,090.2)
Earnings from equity investments	48.7	25.5	104.7	80.4
Interest income and Other, net-income	3.8	3.9	31.1	8.8
Income tax expense	(1.1)	(0.6)	(4.1)	(1.8)
Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$197.8	$337.6	$559.8	$(1,546.9)

Natural gas transport volumes (Trillion Btus)(d)	633.3	512.5	1,683.6	1,495.7
Natural gas sales volumes (Trillion Btus)(e)	200.5	220.0	602.3	660.0
____________
(a)
Three and nine month 2009 amounts include decreases in income of $0.7 million and $4.5 million, respectively, due to unrealized mark to market losses due to the discontinuance of hedge accounting at Casper Douglas.  Three and nine month 2008

Kinder Morgan, Inc. Form 10-Q

amounts include an increase in income of $12.2 million and a decrease in income of $0.9 million, respectively, due to unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas.  Beginning in the second quarter of 2008, the Casper and Douglas gas processing operations discontinued hedge accounting.  2008 amounts also include a $4.4 million increase in expense related to hurricane clean-up and repair activities.  Amounts also include increases in segment earnings of $0.2 million and $0.5 million for nine month periods ended September 30, 2009 and 2008, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)
2009 amounts include gains of $3.7 million from hurricane casualty indemnifications.  Nine month 2009 amount includes a $1.1 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Three and nine month ended September 30, 2008 amounts include non-cash goodwill impairment adjustments of $152.6 million and $2,090.2 million, respectively.
(d)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC and Texas intrastate natural gas pipeline group pipeline volumes.

(e)	Represents Texas intrastate natural gas pipeline group volumes.

The certain items related to the Natural Gas Pipelines business segment and described in the footnotes to the table above accounted for a decrease of $157.4 million and an increase of $2,093.3 million, respectively, in earnings before depreciation, depletion and amortization expenses when compared to the same three and nine month periods a year ago.  For each of the comparable three and nine month periods, the following is information related to (i) the remaining changes in segment earnings before depreciation, depletion and amortization expenses (EBDA) and (ii) the changes in operating revenues:

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Rockies Express Pipeline	$15.9	84%		$-	-
Midcontinent Express Pipeline	7.0	n/a		-	-
Kinder Morgan Louisiana Pipeline	6.1	205%		8.5	n/a
Texas Intrastate Natural Gas Pipeline Group	(6.5)	(7	) %	(1,504.1)	(67	) %
TransColorado Pipeline	(2.1)	(15	) %	(0.9)	(6	) %
Kinder Morgan Interstate Gas Transmission	(2.0)	(7	) %	(8.8)	(17	) %
All others	(0.8)	(4	) %	(15.3)	(32	) %
Intrasegment eliminations	-	-		-	-
Total Natural Gas Pipelines	$17.6	(10	) %	$(1,520.6)	(64	) %

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Rockies Express Pipeline	$18.2	31%		$-	-
Midcontinent Express Pipeline	7.2	n/a		-	-
Kinder Morgan Louisiana Pipeline	22.0	365%		8.5	n/a
Texas Intrastate Natural Gas Pipeline Group	(34.8)	(12	) %	(4,096.6)	(62	) %
TransColorado Pipeline	(2.6)	(6	) %	(1.4)	(3	) %
Kinder Morgan Interstate Gas Transmission	7.5	9%		(13.3)	(9	) %
All others	(4.0)	(6	) %	(65.0)	(42	) %
Intrasegment eliminations	-	-		2.4	73%
Total Natural Gas Pipelines	$13.5	(10	) %	$(4,165.4)	(60	) %

For the third quarter of 2009, the increase in earnings from Kinder Morgan Energy Partners’ 51% equity investment in the Rockies Express joint venture pipeline was mainly attributable to the Rockies Express-East natural gas pipeline segment, which began initial pipeline service on June 29, 2009.  The increase in Kinder Morgan Energy Partners’ share of net income for the comparable nine month periods was attributable to incremental income from both the Rockies Express-East line and the Rockies Express-West natural gas pipeline segment, which began full

Kinder Morgan, Inc. Form 10-Q

operations in May 2008.

Similarly, the increases in earnings from Kinder Morgan Energy Partners’ 50% equity investment in the Midcontinent Express joint venture pipeline relate to the start of natural gas transportation service on the Midcontinent Express system, which commenced interim service for Zone 1 of its pipeline system on April 10, 2009, with deliveries to Natural Gas Pipeline Company of America LLC.  Natural gas service to all Zone 1 delivery points occurred by May 21, 2009, and on August 1, 2009 the system’s remaining portion (Zone 2) was placed into service.

The $6.1 million increase in earnings before depreciation, depletion and amortization expenses from the Kinder Morgan Louisiana Pipeline in the third quarter of 2009 was primarily attributable to pipeline in-service, which commenced on a limited basis in April 2009 and in full on June 21, 2009.  For the comparable nine month periods, the incremental earnings in 2009 were mainly attributable to $16.4 million in higher other non-operating income.  Pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance), Kinder Morgan Energy Partners is allowed a reasonable return on the construction costs that are funded by equity contributions, similar to the allowance for capital costs funded by borrowings.

The Texas intrastate natural gas pipeline group accounted for 44% and 46%, respectively, of the segment’s total earnings before depreciation, depletion and amortization expenses in the three and nine months ended September 30, 2009.  The period-to-period decreases in earnings from the intrastate group were mainly attributable to (i) lower margins from natural gas sales—due primarily to lower average natural gas sales prices in 2009, (ii) lower natural gas processing margins—due to unfavorable gross processing spreads as a result of significantly lower average natural gas liquids prices in 2009 and (iii) higher system operational expenses—due primarily to higher pipeline integrity expenses.  The overall decreases in earnings were partially offset by higher period-to-period natural gas storage margins, which resulted from favorable proprietary and fee based storage activities.

The overall changes in both total segment revenues and total segment operating expenses primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group.  The intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and due to the fact that the group sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in gas purchase costs.

The decreases in quarterly and year-to-date earnings from the TransColorado Pipeline in 2009 versus 2008 were primarily due to decreases in natural gas transportation revenues and increases in both pipeline remediation expenses and property tax expenses in the third quarter and first nine months of 2009, relative to the same periods in 2008.

Earnings before depreciation, depletion and amortization from the Kinder Morgan Interstate Gas Transmission pipeline system decreased $2.0 million (7%) in the comparable three month periods, but increased $7.5 million (9%) in the comparable nine month periods.  The quarter-to-quarter decrease in earnings was driven by a $1.8 million expense associated with an unfavorable net carrying value adjustment of gas in underground storage recognized in the third quarter of 2009.  The increase in earnings in the comparable nine month periods was driven by an operating margin increase of $7.3 million (7%) in 2009, due mainly to higher firm transportation demand fees from system expansions and incremental ethanol customers, higher earnings from natural gas park and loan services, and higher pipeline fuel recoveries, relative to the same nine month period a year ago.

Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except operating statistics)
Revenues(a)	$286.1	$339.6	$821.7	$1,002.1
Operating expenses	(72.5)	(105.4)	(198.4)	(292.7)
Earnings from equity investments	5.5	4.2	16.4	15.3
Other, net expense	(1.2)	-	(1.2)	(0.2)
Income tax expense	(0.9)	(0.7)	(2.9)	(2.9)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$217.0	$237.7	$635.6	$721.6

Carbon dioxide delivery volumes (Bcf)(b)	178.3	171.3	579.7	530.1
SACROC oil production (gross)(MBbl/d)(c)	29.6	27.9	30.2	27.6
SACROC oil production (net)(MBbl/d)(d)	24.7	23.3	25.2	23.0
Yates oil production (gross)(MBbl/d)(c)	26.4	27.1	26.6	27.9
Yates oil production (net)(MBbl/d)(d)	11.7	12.0	11.8	12.4
Natural gas liquids sales volumes (net)(MBbl/d)(d)	9.5	7.6	9.3	8.7
Realized weighted average oil price per Bbl(e)(f)	$51.42	$51.45	$48.27	$51.50
Realized weighted average natural gas liquids price per Bbl(f)(g)	$40.28	$77.97	$34.31	$73.37
____________
(a)
2009 amounts include a $5.4 million unrealized loss (from a decrease in revenues) on derivative contracts used to hedge forecasted crude oil sales.  Also, amounts include increases in segment earnings resulting from valuation adjustments of $23.8 million and $72.3 million, respectively, for the three and nine month periods ended September 30, 2009, and $34.5 million and $102.0 million, respectively, for the three and nine month periods ended September 30, 2008, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(c)
Represents 100% of the production from the field.  Kinder Morgan Energy Partners own an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit.

(d)	Net to Kinder Morgan Energy Partners, after royalties and outside working interests.
(e)	Includes all of Kinder Morgan Energy Partners’ crude oil production properties.
(f)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(g)	Includes production attributable to leasehold ownership and production attributable to the ownership in processing plants and third party processing agreements.

The CO2 segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.

As described in footnote (a) to the table above, for the three and nine month periods ended September 30, 2009, combined, the certain items account for a decrease in the CO2 segment’s earnings before depreciation, depletion and amortization and revenues of $16.1 million and $35.1 million, respectively, when comparing the period-to-period change.  For each of the segment’s two primary businesses, the following is information related to the remaining increases and decreases, in the comparable three and nine month periods of 2009 and 2008, of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA) and (ii) operating revenues:

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(30.2)	(37	) %	$(32.6)	(35	) %
Oil and Gas Producing Activities	25.5	21%		(16.0)	(7	) %
Intrasegment eliminations	-	-		11.1	51%
Total CO2	$(4.7)	(2	) %	$(37.5)	(12	) %

Kinder Morgan, Inc. Form 10-Q

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(60.1)	(27	) %	$(58.3)	(24	) %
Oil and Gas Producing Activities	9.1	2%		(112.8)	(16	) %
Intrasegment eliminations	-	-		25.7	43%
Total CO2	$(51.0)	(8	) %	$(145.4)	(16	) %

The segment’s overall decreases in earnings before depreciation, depletion and amortization expenses in the comparable three and nine month periods of 2009 versus 2008 were primarily due to lower earnings from its sales and transportation activities. The period-to-period decreases in earnings from sales and transportation activities for the comparable three and nine month periods were mainly due to lower operating revenues, including:

▪
decreases of $28.7 million (42%) and $45.7 million (27%), respectively, in carbon dioxide sales revenues. The decreases were entirely price related, as the segment’s average price received for all carbon dioxide sales decreased 46% and 38%, respectively, in the three and nine month periods ended September 30, 2009, when compared to last year.

The period-to-period decreases in sales revenues resulting from unfavorable price changes more than offset increases in revenues due to higher volumes. Overall carbon dioxide sales volumes increased 9% and 17%, respectively, in 2009, primarily due to carbon dioxide expansion projects completed since the end of the third quarter last year and to a continued strong demand for carbon dioxide from tertiary oil recovery projects; and

▪
decreases of $3.4 million (15%) and $9.5 million (14%), respectively, in carbon dioxide and crude oil pipeline transportation revenues.  The decreases were mainly due to lower carbon dioxide transportation revenues from the Central Basin Pipeline and to lower crude oil transportation revenues from the Wink Pipeline, relative to 2008. The decreases in transportation revenues from Wink were due primarily to lower pipeline loss allowance revenues resulting from lower market prices for crude oil when compared to 2008.

The decreases in revenues from Central Basin were price related, resulting from lower weighted average transportation rates in 2009. The decreases in rates were partly due to a portion of its carbon dioxide transportation contracts being indexed to oil prices, which have dropped relative to last year, and the decreases in revenues from lower average rates more than offset increases in revenues related to transportation volume increases. Although Kinder Morgan Energy Partners purchases certain volumes of carbon dioxide on an intercompany basis for use, it does not recognize profits on carbon dioxide sales to itself.

Earnings from the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, increased $25.5 million (21%) in the third quarter of 2009, and $9.1 million (2%) in the first nine months of 2009, when compared to the same periods last year.  The increases in earnings were due to the following:

▪
an increase of $5.1 million (3%) and a decrease of $12.5 million (2%), respectively, in crude oil sales revenues. The 3% increase in revenues in the third quarter of 2009 resulted from a corresponding 3% increase in sales volumes, as the realized weighted average price per barrel was flat across both third quarter periods. The 2% decrease in revenues for the comparable nine month periods was entirely price related, as the realized weighted average price per barrel decreased 6% in the first nine months of 2009, when compared to the same nine month period a year ago.

The year-to-date decrease in revenues due to unfavorable pricing was partially offset by a 4% increase in crude oil sales volumes. Average gross oil production for the third quarter of 2009 was 29.6 thousand barrels per day at the SACROC unit, 6% higher compared to the third quarter of 2008. At Yates, average gross oil production for the third quarter of 2009 was 26.4 thousand barrels per day, a decline of almost 3% versus the same quarter last year;

▪
decreases of $19.1 million (35%) and $87.6 million (50%), respectively, in natural gas liquids sales revenues. With respect to natural gas liquids, the realized weighted average price per barrel decreased 48% and 53%,

Kinder Morgan, Inc. Form 10-Q

respectively, in the three and nine periods of 2009 versus 2008, but sales volumes increased 25% and 7%, respectively, in both comparable periods, due in part to the negative impacts from Hurricane Ike in the third quarter of 2008;

▪
decreases of $2.0 million (22%) and $12.7 million (40%), respectively, in other combined revenues, including natural gas sales, net profit interests and other service revenues. The quarterly decrease was driven by lower natural gas sales revenues in 2009, due to lower market prices for gas since the end of the third quarter of 2008, and the comparable nine month period decrease was driven by lower net profit interests revenues, which represent Kinder Morgan Energy Partners’ share of the net proceeds from natural gas liquids, residue gas and processing fees derived from the Snyder gasoline plant;

▪
decreases of $26.5 million (29%) and $72.9 million (28%), respectively, in oil and gas related field operating and maintenance expenses, including all cost of sales and fuel and power expenses. The decreases were primarily due to lower prices charged by the industry’s material and service providers (for items such as outside services, maintenance, and well workover services), which impacted rig costs, other materials and services, and capital and exploratory costs; and in part due to the successful renewal of lower priced service and supply contracts negotiated by the CO2 –KMP segment since the end of the third quarter of 2008; and

▪
decreases of $15.0 million (74%) and $49.0 million (85%), respectively, in taxes, other than income tax expenses. The decreases were primarily due to lower period-to-period severance tax expenses—for the comparable three month periods, the decrease in severance tax expenses related to the decrease in natural gas liquids sales revenues, and for the comparable nine month periods, the decrease related to both lower liquids and crude oil sales revenues and a $20.9 million favorable adjustment to accrued severance tax liabilities due to prior year overpayments.

Terminals–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except operating statistics)
Revenues	$283.0	$306.2	$814.9	$887.1
Operating expenses(a)	(137.6)	(175.0)	(395.1)	(483.9)
Other income (expense)(b)	10.5	(6.9)	11.8	(6.5)
Goodwill impairment(c)	-	-	-	(676.6)
Earnings from equity investments	0.2	0.7	0.3	2.4
Interest income and Other, net-income (expense)	1.3	(1.3)	2.4	1.4
Income tax expense(d)	(2.4)	(6.4)	(4.0)	(17.1)
Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$155.0	$117.3	$430.3	$(293.2)

Bulk transload tonnage (MMtons)(e)	21.1	27.5	58.0	79.1
Liquids leaseable capacity (MMBbl)	55.6	54.2	55.6	54.2
Liquids utilization %	96.7%	98.2%	96.7%	98.2%
__________
(a)
Nine month 2009 amount includes a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal, and a $0.1 million increase in expense associated with environmental liability adjustments.  2008 amounts include a $3.6 million increase in expense related to hurricane clean-up and repair activities, a $1.5 million increase in expense related to fire damage and repair activities, and a combined $1.5 million increase in expense associated with legal liability adjustments related to certain litigation matters involving the Elizabeth River bulk terminal and the Staten Island liquids terminal.

(b)
2009 amounts include gains of $11.3 million from hurricane and fire casualty indemnifications.  2008 amounts include losses of $5.3 million from asset write-offs related to fire damage, and losses of $0.8 million from asset write-offs related to hurricane damage.  For the three and nine months ended September 30, 2009 the amounts include $0.2 million and $2.5 million, respectively, and for the same periods in 2008, the amounts include $2.9 million related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	2008 amount includes a non-cash goodwill impairment charge of $676.6 million.
(d)
2009 amounts include a $0.1 million increase in expense related to hurricane and fire casualty gains.  2008 amounts include a $0.4 million decrease in expense related to hurricane clean-up and repair activities and hurricane related asset write-offs.

Kinder Morgan, Inc. Form 10-Q

(e)	Volumes for acquired terminals are included for all periods.

The Terminals business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. Kinder Morgan Energy Partners group the bulk and liquids terminal operations into regions based on geographic location and/or primary operating function.  This structure allows the management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

The segment’s operating results in the first nine months of 2009 include incremental contributions from strategic terminal acquisitions.  Since June 2008, Kinder Morgan Energy Partners has invested approximately $38.1 million in cash to acquire various terminal assets and operations, and combined, the acquired terminal operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $1.3 million, revenues of $5.2 million, and operating expenses of $3.9 million in the third quarter of 2009.  For the nine month period of 2009, acquired assets contributed incremental earnings before depreciation, depletion and amortization of $3.6 million, revenues of $12.5 million, and operating expenses of $8.9 million.  All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months of ownership in 2009, and do not include increases or decreases during the same months Kinder Morgan Energy Partners owned the assets in 2008.

For all other terminal operations (those owned during identical periods in both 2009 and 2008), the certain items described in the footnotes to the table above increased earnings before depreciation, depletion and amortization expenses for the three and nine months ended September 30, 2009 by $26.2 million and $700.9 million, respectively, when compared to the same two periods last year.  The following is information for these terminal operations, for each of the comparable three and nine month periods and by terminal operating region, related to (i) the remaining $10.3 million (8%) and $19.0 million (5%) increases in earnings before depreciation, depletion and amortization and (ii) the $28.5 million (9%) and $84.7 million (10%) decreases in operating revenues:

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Lower River (Louisiana)	$7.6	238%		$(2.7)	(11	) %
Gulf Coast	4.6	14%		4.7	11%
Texas Petcoke	3.3	26%		(0.4)	(1	) %
Mid River	(3.0)	(36	) %	(9.7)	(37	) %
Ohio Valley	(2.8)	(42	) %	(5.7)	(30	) %
All others	0.6	1%		(14.9)	(9	) %
Intrasegment eliminations	-	-		0.2	94%
Total Terminals	$10.3	8%		$(28.5)	(9	) %

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

	EBDA Increase/(Decrease)			Revenues Increase/(Decrease)
	(In millions, except percentages)
Lower River (Louisiana)	$19.4	118%		$(9.5)	(12	) %
Gulf Coast	10.0	10%		11.9	10%
Texas Petcoke	4.0	9%		(7.7)	(7	) %
Mid River	(10.9)	(46	) %	(31.8)	(44	) %
Ohio Valley	(7.4)	(42	) %	(15.6)	(31	) %
All others	3.9	2%		(32.5)	(7	) %
Intrasegment eliminations	-	-		0.5	69%
Total Terminals	$19.0	5%		$(84.7)	(10	) %

The increases in earnings before depreciation, depletion and amortization expenses from the Lower River (Louisiana) terminals were mainly due to (i) period-to-period decreases in income tax expenses in the three and nine

Kinder Morgan, Inc. Form 10-Q

months ended September 30, 2009, due to lower taxable income in many of the segment’s tax paying terminal subsidiaries, and (ii) higher earnings realized from its International Marine Terminals facility, which resulted from lower period-to-period operating expenses in 2009, and for the comparable nine month periods, from a $3.2 million property casualty gain (on a vessel dock that was damaged in March 2008) in the second quarter of 2009.

The increases in earnings from the Gulf Coast terminals reflect favorable results from the Pasadena and Galena Park, Texas liquids facilities located along the Houston Ship Channel.  The earnings increases were driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates), additional ancillary terminal services, and to a 17% increase in total throughput volumes in the third quarter of 2009, when compared to the same quarter last year.  The increase in throughput was due to both completed expansion projects and to continued strong demand for petroleum and distillate volumes.

For all liquids terminals combined, total third quarter 2009 liquids throughput volumes were 14% higher than the same quarter in 2008.  Expansion projects completed since the end of the third quarter of 2008 increased the liquids terminals’ leasable capacity to 55.6 million barrels, up 2.6% from a capacity of 54.2 million barrels at the end of the third quarter last year.  At the same time, the overall liquids utilization capacity rate (the ratio of actual leased capacity to estimated potential capacity) decreased by only 1.5% since the end of the third quarter of 2008

The increases in earnings from the Texas petroleum coke operations were mainly due to the higher earnings realized in the third quarter of 2009 from the Port of Houston, Port of Beaumont and Houston Refining operations.  The increases from these operations were driven by higher petroleum coke throughput and production volumes, and higher handling rates in 2009.  The higher volumes in 2009 were due in part to a new petroleum coke customer contract that boosted volume at the Port of Houston bulk facility, and in part to the negative impacts caused by Hurricane Ike in the third quarter of 2008.

The overall increases in segment earnings before depreciation, depletion and amortization in the comparable three and nine month periods of 2009 and 2008 from terminals owned in both comparable periods were partly offset by lower earnings from the Mid River and Ohio Valley terminals.  The decreases from these facilities were due primarily to reduced import/export activity, and to lower business activity at various owned and/or operated rail and terminal sites that are primarily involved in the handling and storage of steel and alloy products.

The economic downturn has resulted in drops in tonnage and lower period-to-period revenues and earnings at various owned or operated terminal facilities that handle (i) steel, iron ore or metals, (ii) dock barges and deep sea vessels for bulk cargo operations, or (iii) aggregates, phosphates or fertilizers.  As a result, for the Terminals–KMP segment combined, bulk traffic tonnage decreased by 6.4 million tons (23%) in the third quarter of 2009, and decreased 21.1 million tons (27%) in the first nine months of 2009, when compared to the same prior year periods. Revenues from terminals owned in both comparable periods decreased $28.4 million (9%) in the third quarter of 2009 and $84.9 million (10%) in the first nine months of 2009, versus the same periods of 2008.

However, while the overall volume declines have generally been broad-based across all of bulk terminals, the rate of decline has slowed—bulk tonnage decreased 34% and 28%, respectively, in the second quarter and first six months of 2009 compared to 2008—and since the start of the year the segment has taken actions to manage costs and increase productivity.  For all terminals owned in both comparable periods, combined operating expenses decreased $34.9 million (21%) in the third quarter of 2009, and decreased $90.9 million (19%) in the first nine months of 2009, versus the same periods last year.  In addition to the effects from the declines in bulk tonnage volumes described above, the expense reductions were generated by a combination of aggressive cost management actions related to operating expenses, certain productivity initiatives at various terminal sites, and year-over-year declines in commodity and fuel costs.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Canada–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except operating statistics)
Revenues	$60.1	$57.2	$166.1	$145.4
Operating expenses	(19.1)	(18.6)	(52.4)	(51.3)
Earnings (loss) from equity investments	(1.1)	3.4	(1.4)	7.7
Interest income and Other, net-income	10.3	3.5	19.2	9.6
Income tax benefit (expense)(a)	(2.5)	(1.0)	(17.6)	2.6
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$47.7	$44.5	$113.9	$114.0

Transport volumes (MMBbl)(b)	28.1	22.6	75.0	63.5
____________
(a)
Nine month 2009 amount includes both a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals and foreign exchange fluctuations related to the Express pipeline system, and a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability.

(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP segment includes operations we sold to Kinder Morgan Energy Partners: (i) Trans Mountain pipeline system transferred effective April 30, 2007, (ii) one-third interest in the Express pipeline system (“Express”) transferred effective August 28, 2008 and (iii) Jet Fuel pipeline system (“Jet Fuel”) transferred effective August 28, 2008.  These operations had been reported separately in previous reports. The information in the table above reflects the results of operations for Trans Mountain, Express and Jet Fuel for all periods presented.

For the comparable three month periods, segment earnings before depreciation, depletion and amortization expenses increased $3.2 million (7%) in 2009 versus 2008.  The quarter-to-quarter increase in segment earnings consisted of higher earnings of $4.3 million (11%) from the Trans Mountain crude oil and refined products pipeline system offset by lower earnings of $1.1 million from the combined operations of Express and Jet Fuel.

After taking into effect the non-cash certain items described in footnote (a) to the table above, earnings before depreciation, depletion and amortization increased $11.1 million (10%) in the first nine months of 2009 compared to the same period in 2008.  The overall increase in segment earnings consisted of higher earnings of $11.5 million (11%) from Trans Mountain and incremental earnings of $1.5 million from Jet Fuel.  These increases were offset by $1.9 million of lower earnings from Express pipeline operations.

The period-to-period increases in earnings from Trans Mountain were driven by (i) higher pipeline transportation revenues (discussed below) and (ii) higher net currency gains from the strengthening of the Canadian dollar (included within the “Other, net” income).

In the third quarter and first nine months of 2009, Trans Mountain’s operating revenues increased $2.7 million (5%) and $20.7 million (14%), respectively, when compared to the same periods last year.  The increases in revenues were driven by corresponding increases in mainline delivery volumes—24% in the comparable three month periods and 18% in the comparable nine month periods—resulting primarily from completed expansion projects and from significant increases in ship traffic during 2009 at the Port of Metro Vancouver.  On both April 28 and October 30 of 2008, Kinder Morgan Energy Partners completed separate portions of the Trans Mountain Pipeline’s Anchor Loop expansion project and combined, this project boosted pipeline transportation capacity by 15% (from 260,000 barrels per day to 300,000 barrels per day) and resulted in higher period-to-period average toll rates.

Kinder Morgan, Inc. Form 10-Q

NGPL PipeCo LLC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Equity Earnings(a)	$9.0	$11.5	$31.4	$116.2
____________
(a)	Nine months ended September 30, 2008 reflects earnings before DD&A prior to the sale as described below.

The $2.5 million decrease in equity earnings between the third quarter 2009 and 2008 in the NGPL PipeCo LLC reportable segment was primarily due to our share of NGPL’s lower net income as discussed below.  The $84.8 million decrease in segment earnings before DD&A between the nine month periods ended September 30, 2009 and 2008 in the NGPL PipeCo LLC reportable segment was primarily due to the February 15, 2008, sale of an 80% ownership interest in NGPL PipeCo LLC to Myria Acquisition Inc. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment. Segment earnings before DD&A at the 100% asset ownership level were $89.7 million for the period from January 1, 2008 to February 14, 2008 and for the period February 15, 2008 to September 30, 2008 our equity earnings were $26.5 million.

NGPL PipeCo LLC’s net income, at the 100% ownership level, decreased by $12.4 million (21%) from $58.1 million in the third quarter of 2008 to $45.7 million in the third quarter of 2009.  Revenues decreased by $93.6 million (27%) from $353.1 million in the third quarter of 2008 to $259.5 million in the third quarter of 2009 due principally to a decrease in natural gas prices.  Gross profit (total revenues less gas purchases and other costs of sales) decreased by $21.7 million (10%) from $227.2 million in the third quarter of 2008 to $205.5 million in the third quarter of 2009.  The decrease in gross profit from the third quarter of 2008 to the third quarter of 2009 was attributable to (i) an $11.5 million reduction in gross profit from operational natural gas sales due largely to lower natural gas prices, (ii) $3.6 million in 2009 charges to reduce the carrying value of our current storage gas inventories to reflect the reduced market price of natural gas, (iii) a $4.2 million reduction in gross profit from transportation and storage services and (iv) a $2.4 million net reduction in other miscellaneous gross profit items. NGPL PipeCo LLC’s results were also negatively impacted in the third quarter of 2009, relative to 2008, by (i) the inclusion in 2008 results of $5.8 million of net gains on sales of land and (ii) a $0.3 million decrease in pre-tax income from other miscellaneous income and expenses items.  These negative impacts were partially offset by (i) a $9.1 million decrease in operations and maintenance expenses due, in part, to lower electric power, 2008 Hurricane Ike expenses and lower transmission expenses and (ii) a $6.3 million decrease in income tax expense due principally to the decrease in pre-tax income, partially offset by an increase in the effective tax rate applicable to state income taxes.  NGPL PipeCo LLC’s operational natural gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs and recovery of storage cushion gas volumes.  Its future revenues from operational natural gas sales could be affected by, among other things, the market price of natural gas, the volume of fuel collected in-kind pursuant to its tariffs and its recovery and sales of storage cushion gas.

NGPL PipeCo LLC’s net income, at the 100% ownership level, decreased by $5.2 million (3%) from $162.6 million in the nine months ended September 30, 2008 to $157.4 million in the nine months ended September 30, 2009.  Revenues decreased by $56.9 million (6%) from $887.0 million in the nine months ended September 30, 2008 to $830.1 million in the nine months ended September 30, 2009 due principally to a decrease in natural gas prices.  Gross profit increased by $5.5 million (1%) from $650.7 million in the nine months ended September 30, 2008 to $656.2 million in the nine months ended September 30, 2009.  The increase in gross profit from the first nine months of 2008 to the first nine months of 2009 was attributable to a $41.6 million increase in gross profit from transportation and storage services, partially offset by (i) a $12.9 million reduction in gross profit from operational natural gas sales due, in part, to lower natural gas prices and (ii) a $23.2 million increase in charges to reduce the carrying value of our current storage gas inventories to reflect the reduced market price of natural gas.  NGPL PipeCo LLC’s results were also positively impacted in the first nine months of 2009, relative to 2008, by a $10.1 million decrease in operations and maintenance expenses due, in part, to lower costs for pipeline integrity management programs and lower Hurricane Ike and transmission expenses.  These positive impacts were offset by (i) the inclusion in 2008 results of $5.6 million of net gains on sales of land, (ii) a $2.3 million decrease in pre-tax income from other miscellaneous income and expenses items and (iii) a $12.9 million increase in income tax expense due principally to increases in pre-tax income and in the effective tax rate applicable to state income taxes.

Kinder Morgan, Inc. Form 10-Q

Power

The Power segment primarily consists of Triton Power Michigan LLC’s lease and operation of the Jackson, Michigan 550-megawatt natural gas fired electric power plant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$16.3	$17.5	$35.3	$38.2
Operating expenses and noncontrolling interests	(14.9)	(15.9)	(31.5)	(33.8)
Segment earnings before DD&A	$1.4	$1.6	$3.8	$4.4

Power’s segment earnings before DD&A decreased by $0.2 million and $0.6 million for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, respectively, primarily due to lower operating fees at the Snyder Plant, which we operate on behalf of the CO2–KMP segment.

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except operating statistics)
Kinder Morgan, Inc. general and administrative expense	$(8.5)	$(12.8)	$(30.4)	$(41.3)
Kinder Morgan Energy Partners general and administrative expense	(83.7)	(73.1)	(238.8)	(222.7)
Consolidated general and administrative expense	(92.2)	(85.9)	(269.2)	(264.0)

Interest, net	$(142.8)	$(141.5)	$(423.0)	$(493.8)
Interest income (expense) – deferrable interest debentures	2.7	(0.5)	1.6	5.6
Other, net (a)	4.3	2.4	(3.8)	10.9
Unallocable interest and other, net	$(135.8)	$(139.6)	$(425.2)	$(477.3)
____________
(a)	“Other, net” primarily represents offset to noncontrolling interests and interest income shown above and included in segment earnings.

Consolidated general and administrative expense increased $6.3 million (7%) in the third quarter of 2009 compared to the third quarter of 2008.  The $10.6 million increase in Kinder Morgan Energy Partners’ general and administrative expense includes $2.6 million from higher employee benefit and payroll tax expenses in 2009, due mainly to cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force and $3.3 million due to fewer overhead expenses meeting the criteria for capitalization.  Kinder Morgan, Inc.’s general and administrative expense includes a $4.6 million decrease in legal costs in the third quarter of 2009 as compared to the third quarter of 2008.

Consolidated general and administrative expense increased $5.2 million (2%) in the nine months ended September 30, 2009 compared to the same period in 2008.  The $16.1 million increase in Kinder Morgan Energy Partners’ general and administrative expense includes $8.2 million from higher employee benefit and payroll tax expenses in 2009, as described above, and $5.8 million due to fewer overhead expenses meeting the criteria for capitalization.  Kinder Morgan, Inc.’s general and administrative expense includes an $8.9 million decrease in legal costs for the nine months ended September 30, 2009 as compared to the same period in 2008.

The $1.9 million (1%) increase in interest, net in the third quarter of 2009 relative to 2008, was primarily attributable to Kinder Morgan Energy Partners’ higher average debt balances in the third quarter of 2009, which was partially offset by lower effective interest rates relative to 2008.  The $66.8 million (13.7%) decrease in interest expense for the first nine months of 2009, respectively, relative to 2008, was primarily due from using the $5.9 billion of proceeds received from the sale of an 80% ownership interest in NGPL PipeCo LLC to pay down debt in early 2008, see Note 2 of the accompanying Notes to Consolidated Financial Statements.  This reduction in our interest expense was partially offset by interest expense from increased debt balances at Kinder Morgan Energy Partners required to support its capital expansion programs.

Kinder Morgan, Inc. Form 10-Q

Income Taxes

Our tax expense for the third quarter was $99.6 million, as compared to $87.9 million for the same period in 2008, an increase of $11.7 million.  This increase in tax expense is primarily due to (i) higher pretax earnings from our investments in Kinder Morgan Energy Partners and NGPL PipeCo LLC, (ii) changes in nondeductible goodwill, (iii) Uncertainty in Income Taxes adjustments and (iv) 2009 adjustments to true-up our book tax provision to the 2008 tax returns filed in September 2009.  The increase in tax expense is partially offset by the tax impact on (i) lower pretax earnings of Kinder Morgan Energy Partners’ corporate subsidiaries, (ii) a prior period adjustment recorded in the third quarter of 2008, (iii) a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC, (iv) lower state income taxes and (v) the impact on deferred taxes of a decrease in our state tax rate.

The $52.8 million increase in tax expense to $247.2 million for the nine months ended September 30, 2009 as compared to $194.4 million for the same period in 2008 is primarily due to (i) a one-time elimination of deferred income tax liabilities and income tax expense related to the termination of certain Canadian subsidiaries in 2008, (ii) higher pretax earnings from our investments in Kinder Morgan Energy Partners and NGPL PipeCo LLC, (iii) additional 2009 tax expense resulting from a one-time non-cash deferred tax liability adjustment  in the Kinder Morgan Canada-KMP segment and (iv) 2009 adjustments to true-up our book tax provision to the 2008 tax returns filed in September 2009.  The increase in tax expense is partially offset by the tax impact on (i) lower pretax earnings from Kinder Morgan Management and Kinder Morgan Energy Partner’s corporate subsidiaries, (ii) changes in nondeductible goodwill and (iii) Uncertainty in Income Taxes adjustments.

Kinder Morgan Energy Partners

At September 30, 2009, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 33.6 million limited partner units of Kinder Morgan Energy Partners.  These units, which consist of 16.4 million common units, 5.3 million Class B units and 11.9 million i-units, represent approximately 11.6% of the total outstanding limited partner interests of Kinder Morgan Energy Partners.  In addition, we indirectly own all the common equity of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships.  Together, our limited partner and general partner interests represented approximately 13.4% of Kinder Morgan Energy Partners’ total equity interests at September 30, 2009.  As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximately 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner of Kinder Morgan Energy Partners.

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

On October 21, 2009, Kinder Morgan Energy Partners declared a cash distribution of $1.05 per common unit for the third quarter of 2009, which will be paid on November 13, 2009 to unitholders of record as of October 30, 2009. On August 14, 2009, Kinder Morgan Energy Partners paid a quarterly distribution of $1.05 per common unit for the second quarter of 2009, of which $190.6 million was paid to the public holders (included in noncontrolling interests) of Kinder Morgan Energy Partners common units.

Additional information on Kinder Morgan Energy Partners and its partnership distributions are contained in its Annual Report on Form 10-K for the year ended December 31, 2008 and in its Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Kinder Morgan, Inc. Form 10-Q

Financial Condition

General

We believe that we and our subsidiaries and investments, including Kinder Morgan Energy Partners, have liquidity and access to financial resources, as demonstrated through our results for the nine months ended September 30, 2009 as discussed below, sufficient to meet future requirements for working capital, debt repayment and capital expenditures associated with existing and future expansion projects, along with payment of our dividends and Kinder Morgan Energy Partners’ distributions.

•	We have generated $918.8 in cash from operations in the first nine months of 2009.
•
Kinder Morgan Energy Partners has demonstrated its continued access to the equity market by raising approximately $822.2 million in net proceeds from equity offerings of an aggregate of 16.9 million common units from January 1 through October 30, 2009.

•
Kinder Morgan Energy Partners has demonstrated substantial flexibility in the debt market by issuing $2.0 billion in principal amount of long-term senior notes in the first nine months of 2009 that generated $1,980.7 million in net proceeds.

•
We had available credit capacity of approximately $0.9 billion and Kinder Morgan Energy Partners had available credit capacity of approximately $1.4 billion under existing bank credit facilities as of September 30, 2009.

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

Dividends

We anticipate paying future quarterly dividends in amounts equal to our free cash flow subject to any reserves we believe are necessary for non-recurring and/or extraordinary items including the purchase of Kinder Morgan Energy Partners’ units.  We define free cash flow as cash distributions and dividends received less cash paid for interest, taxes, capital expenditures and general and administrative expenses. Our dividend philosophy, as well as the declaration and payment of dividends are subject to the sole discretion of our Board of Directors, are reconsidered every quarter and could change at any time.  On February 17, 2009, May 18, 2009 and August 17, 2009, we paid cash dividends on our common stock of $50.0 million, $100.0 million and $150.0 million, respectively, to our sole stockholder, which then made dividends to Kinder Morgan Holdco LLC.  Our Board of Directors declared a dividend of $350.0 million on October 21, 2009 that will be paid on November 16, 2009.

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

Kinder Morgan, Inc. Form 10-Q

current commercial paper market conditions, it is unable to access commercial paper borrowings.

On May 6, 2009, Moody’s Investors Service downgraded Kinder Morgan Energy Partners’ commercial paper rating to Prime-3 from Prime-2 and assigned a negative outlook to its long-term credit rating.  The downgrade and negative outlook was primarily related to increases in Kinder Morgan Energy Partners’ outstanding debt balance that have occurred since the beginning of 2009.  However, Kinder Morgan Energy Partners continues to maintain an investment grade credit rating, and all of its long-term credit ratings remain unchanged since December 31, 2008.  Furthermore, Kinder Morgan Energy Partners expects that its financing and short-term liquidity needs will continue to be met through borrowings made under its bank credit facility.  Nevertheless, Kinder Morgan Energy Partners’ ability to satisfy its financing requirements or fund its planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy and terminals industries and other financial and business factors, some of which are beyond its control.

Some customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  These financial problems may arise from the current financial crises, changes in commodity prices or otherwise.  Kinder Morgan Energy Partners has and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers.  Kinder Morgan Energy Partners cannot provide assurance that one or more of its current or future financially distressed customers will not default on its obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows; however, Kinder Morgan Energy Partners believes it has provided adequate allowance for such customers.

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

	At September 30, 2009
	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions)
Credit Facilities
Kinder Morgan, Inc.
$1.0 billion, six-year secured revolver, due May 2013	$50.0	$887.2

Kinder Morgan Energy Partners
$1.85 billion, five-year unsecured revolver, due August 2010(a)	$110.0	$1,412.5
____________
(a) Kinder Morgan Energy Partners plans to negotiate a renewal of its bank credit facility before its maturity date.

At September 30, 2009, our current portion of debt was $206.7 million, primarily consisting of $110.0 million of outstanding borrowings under Kinder Morgan Energy Partners’ credit facility.  Apart from our current portion of debt and the fair value of derivative instruments, our current assets exceed our current liabilities by approximately $252.9 million at September 30, 2009.  Given our expected cash flows from operations, our unused debt capacity as discussed above, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Kinder Morgan, Inc. Form 10-Q

Capital Expenditures

Including both sustaining and discretionary spending, our capital expenditures were $1,076.4 million in the first nine months of 2009 versus $1,922.8 million in the same period a year ago.  The discretionary capital expenditures reflected in the accompanying interim Consolidated Statement of Cash Flows for the first nine months of 2009 and 2008 were $963.6 million and $1,803.1 million, respectively.  The period-to-period decrease in discretionary capital expenditures was mainly due to higher capital expenditures made during 2008 on our major natural gas pipeline projects.  Our sustaining capital expenditures, defined as capital expenditures that do not increase the capacity of an asset, were $112.9 million for the first nine months of 2009 as compared to $119.7 million in the same period last year.  This sustaining expenditure amount includes Kinder Morgan Energy Partners’ proportionate share of Rockies Express’ sustaining capital expenditures—approximately $0.2 million in the first nine months of 2009 and less than $0.1 million in the first nine months of 2008.  Additionally, our forecasted expenditures for the remaining three months of 2009 for sustaining capital expenditures are approximately $64.2 million—including Kinder Morgan Energy Partners’ proportionate share of Rockies Express’ and Midcontinent Express’ sustaining capital expenditures.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations.  Kinder Morgan Energy Partners funds its discretionary capital expenditures (and its investment contributions) through borrowings under its bank credit facility.  To the extent this source of funding is not sufficient, Kinder Morgan Energy Partners generally funds additional amounts through the issuance of long-term notes or common units for cash.  During the first nine months of 2009, Kinder Morgan Energy Partners used the net proceeds from sales of common units and the issuance of senior notes to refinance portions of its short-term borrowings under its bank credit facility.  In addition to utilizing cash generated from its operations, Rockies Express can fund its cash requirements for capital expenditures through borrowings under its own bank credit facility, issuing its own long-term notes, or with proceeds from contributions received from its equity owners.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)%
	(In millions, except percentages)
Net cash provided by (used in):
Operating activities	$918.8	$583.1	$335.7	57.6%
Investing activities	(2,641.3)	3,968.0	(6,609.3)	(166.6	) %
Financing activities	1,825.0	(4,569.6)	6,394.6	139.9%

Effect of exchange rate changes on cash	5.0	(3.5)	8.5	242.9%

Net increase in cash and cash equivalents	$107.5	$(22.0)	$129.5	588.6%

Operating Activities

The net increase in cash provided by operating activities in the first nine months ended September 30, 2009 compared to the respective 2008 period was primarily attributable to:

▪
a $325.3 million increase in cash inflows relative to net changes in working capital items, primarily driven by lower income tax and interest payments in 2009.  These tax and interest payments were partially offset by higher payments in 2009 for (i) natural gas storage on Kinder Morgan Energy Partners’ Kinder Morgan Texas Pipeline system; (ii) the settlement of certain refined products imbalance liabilities owed to U.S. military customers of our Products Pipelines business segment, (iii) employee-related bonus funding and (iv) reductions in customer deposits

▪
a $146.0 million of cash inflows in the first nine months of 2009, principally related to the termination, in January 2009, of a Kinder Morgan Energy Partners’ interest rate swap agreement having a notional principal amount of $300 million and a maturity date of March 15, 2031 compared to a $2.5 million

Kinder Morgan, Inc. Form 10-Q

payment we made to terminate an interest rate swap agreement in the comparable period of 2008;

▪	a $95.0 million decrease in net income, net of non-cash items;

▪	a $20.0 million pension contribution made in 2009, offset slightly by $8.9 million of pension expenses; and

▪
a $0.5 million decrease in cash related to lower distributions received from equity investments primarily due to (i) a $40.5 million decrease in distributions from the equity investment in the Express pipeline system, primarily attributable to the June 2008 exchange of a preferred equity interest in Express US Holdings LP for two subordinated notes from US Holdings LP, (ii) incremental distributions of $41.8 million received from Kinder Morgan Energy Partners’ West2East, the sole owner of Rockies Express and (iii) incremental distributions of $1.3 million from NGPL PipeCo LLC.

Investing Activities

The net increase in cash used in investing activities in the first nine months ended September 30, 2009 compared to the respective 2008 period was primarily attributable to:

▪	a $2,899.3 million cash inflow in 2008 for net cash proceeds received from the sale of an 80% interest in NGPL PipeCo LLC;

▪	a $3,106.4 million cash inflow in 2008 for proceeds received from NGPL PipeCo LLC restricted cash;

▪
a $1,277.5 million increase in cash used due to higher contributions to equity investees in the first nine months of 2009, relative to the first nine months a year ago.  The increase was primarily driven by incremental contributions to West2East, Midcontinent Express, and Fayetteville Pipeline LLC to partially fund the construction and/or pre-construction costs of Rockies Express, Midcontinent Express, and Fayetteville Express Pipeline, and the repayment of senior notes by Rockies Express in August 2009.  As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, Kinder Morgan Energy Partners contributed a combined $1,610.3 million during the first nine months of 2009 for these three pipeline projects.  During the same period last year, Kinder Morgan Energy Partners contributed a combined $333.5 million to partially fund its proportionate share of the Rockies Express and Midcontinent Express pipeline construction costs;

▪
a $89.1 million and $3.4 million return of capital received from Midcontinent Express and NGPL PipeCo LLC, respectively, in 2008 compared to $15.9 million received from our equity investment, NGPL PipeCo LLC, in 2009.  In February 2008, Midcontinent Express entered into and then made borrowings under a new $1.4 billion three-year, unsecured revolving credit facility due February 28, 2011.  Midcontinent then made distributions (in excess of cumulative earnings) to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs;

▪
a $93.4 million increase in cash used for margin and restricted deposits in 2009 compared to 2008, associated mainly with our utilization of derivative contracts to hedge (offset) against the volatility of energy commodity price risks;

▪
a $11.1 million increase in cash used for the acquisition of assets, relative to 2008.  The increase was driven by the $18.0 million Kinder Morgan Energy Partners paid to acquire certain terminal assets from Megafleet Towing Co., Inc. in April 2009 (discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements);

▪
a $103.5 million decrease in cash relative to 2008, due to lower net proceeds received from the sales of investments, property, plant and equipment, and other net assets (net of salvage and removal costs).  The decrease in cash sales proceeds was driven primarily by $63.1 million received for the sale of our interest in three natural gas-fired power plants in Colorado in the first quarter of 2008 and the approximately $50.7 million received in the second quarter of 2008 for the sale of Kinder Morgan Energy Partners’ 25% equity ownership interest in Thunder Creek Gas Services, LLC.

Kinder Morgan, Inc. Form 10-Q

▪
a $846.4 decrease in the use of cash for capital expenditures—largely due to the higher investment undertaken by Kinder Morgan Energy Partners in the first nine months of 2008 to construct its Kinder Morgan Louisiana Pipeline and to expand its Trans Mountain crude oil and refined petroleum products pipeline system; and

▪
a $109.6 million decrease in cash used due to our receipt, in the first nine months of 2009, of the full repayment of a $109.6 million loan Kinder Morgan Energy Partners made in December 2008 to a single customer of its Texas intrastate natural gas pipeline group.

Financing Activities

The net increase in cash provided by financing activities in the first nine months ended September 30, 2009 compared to the respective 2008 period was primarily attributable to:

▪
a $6,414.1 million decrease in cash used for overall debt financing activities, which include issuances and payments of debt and debt issuance costs.  The period-to-period decrease in cash used for overall financing activities was primarily due to (i) a $5,940.0 million decrease in cash used due to lower net issuances and repayments of long-term debt, (ii) a $589.1 million increase in cash due to net commercial paper repayments by Kinder Morgan Energy Partners in the first nine months of 2008 and (iii) a $114.8 million decrease in cash from lower net borrowings under our and Kinder Morgan Energy Partners’ bank credit facilities in the first nine months of 2009;

The period-to-period increases and decreases in cash inflows from our commercial paper and credit facility borrowings were related to Kinder Morgan Energy Partners’ short-term credit rating downgrade discussed above in “Credit Ratings and Capital Market Liquidity.”  The increase in cash inflows from changes in senior notes outstanding primarily includes (i) the combined $5,789.3 million of debt repaid in 2008 primarily using proceeds from the sale of an 80% interest in NGPL PipeCo LLC and (ii) the combined $1,730.7 million Kinder Morgan Energy Partners received from both issuing and repaying senior notes in 2009 (discussed in Note 4 of the accompanying Notes to the Consolidated Financial Statements) versus the combined $1,581.8 million Kinder Morgan Energy Partners received from its February and June 2008 public offerings of senior notes.  Kinder Morgan Energy Partners used the proceeds from each of these offerings to reduce the borrowings under its commercial paper program;

▪
a $430.5 million increase in cash from noncontrolling interest contributions primarily related to Kinder Morgan Energy Partners’ issuances totaling 16,798,058 common units in 2009 receiving combined net proceeds (after underwriting commissions and expenses) of $815.5 million versus issuances totaling 6,830,000 common units in 2008 receiving combined net proceeds (after underwriting commissions and expenses) of $384.3 million;

▪	$300.0 million cash used in 2009 to pay dividends;

▪
a $86.9 million increase in cash used for noncontrolling interest distributions, primarily due to an increase of $86.7 million in Kinder Morgan Energy Partners’ cash distributions to its common unit owners; and

▪	a $53.9 million decrease in cash inflows from net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet presented for payment.

Recent Accounting Pronouncements

Refer to Note 13 of the accompanying Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

Kinder Morgan, Inc. Form 10-Q

Information Regarding Forward-Looking Statements

This filing includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.  In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or to pay dividends or to make distributions are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors that could cause actual results to differ from those in the forward-looking statements include:

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪
changes in tariff rates charged by our or those of Kinder Morgan Energy Partners’ pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, or other regulatory agencies or the California Public Utilities Commission;

▪	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as the ability to expand our facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from Kinder Morgan Energy Partners’ terminals or pipelines;

▪	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

▪
changes in crude oil and natural gas production from exploration and production areas that we or Kinder Morgan Energy Partners serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oil sands;

▪	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or ability to compete;

▪
changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

▪
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

▪
our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

▪	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪	our ability to obtain insurance coverage without significant levels of self-retention of risk;

Kinder Morgan, Inc. Form 10-Q

▪	acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

▪	capital and credit markets conditions, inflation and interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	our ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

▪
the extent of Kinder Morgan Energy Partners’ success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties that Kinder Morgan Energy Partners may experience with operational equipment, in well completions and workovers, and in drilling new wells;

▪	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners may experience;

▪	the ability to complete expansion projects on time and on budget;

▪	the timing and success of Kinder Morgan Energy Partners’ and our business development efforts; and

▪	unfavorable results of litigation and the fruition of contingencies referred to in Note 11 of the accompanying Notes to Consolidated Financial Statements.

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

See Item 1A “Risk Factors” of our 2008 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements.  When considering forward-looking statements, one should keep in mind the risk factors described in our 2008 Form 10-K.  The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

Kinder Morgan, Inc. Form 10-Q

Item 4.  Controls and Procedures.

As of September 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the accompanying Notes to Consolidated Financial Statements entitled “Litigation, Environmental and Other Contingencies” in Part 1, Item 1, which is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Kinder Morgan, Inc. Form 10-Q

Item 6.  Exhibits.

4.1 —
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

KINDER MORGAN, INC.
Registrant

Date: November 13, 2009	By:	/s/ Kimberly Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)