Form 10-Q
period 2010-03-31
KINDER MORGAN, INC.
filed 2010-05-11
CIK 54502

 Table of Contents
Kinder Morgan, Inc. Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of outstanding shares of Common stock, $0.01 par value, as of April 30, 2010 was 100 shares.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Natural gas sales	$1,017.5	$888.7
Services	738.5	661.4
Product sales and other	401.6	278.8
Total Revenues	2,157.6	1,828.9

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	1,016.6	865.6
Operations and maintenance	454.5	256.4
Depreciation, depletion and amortization	282.3	264.8
General and administrative	115.7	92.9
Taxes, other than income taxes	45.4	39.0
Other expense (income)	(1.3)	0.3
Total Operating Costs, Expenses and Other	1,913.2	1,519.0

Operating Income	244.4	309.9

Other Income (Expense)
Earnings (loss) from equity investments	(374.2)	48.6
Amortization of excess cost of equity investments	(1.4)	(1.4)
Interest, net	(150.6)	(142.0)
Other, net	6.6	10.6
Total Other Income (Expense)	(519.6)	(84.2)

Income (Loss) from Continuing Operations Before Income Taxes	(275.2)	225.7

Income Taxes	95.5	(80.6)

Income (Loss) from Continuing Operations	(179.7)	145.1

Loss from Discontinued Operations, net of tax	(0.2)	(0.2)

Net Income (Loss)	(179.9)	144.9

Net Loss (Income) Attributable to Noncontrolling Interests	19.0	(29.6)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$(160.9)	$115.3

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$137.1	$165.6
Restricted deposits	35.1	52.5
Accounts, notes and interest receivable, net	835.0	921.6
Inventories	79.6	71.9
Gas in underground storage	51.9	43.5
Fair value of derivative contracts	58.6	20.8
Other current assets	50.2	109.7
Total current assets	1,247.5	1,385.6

Property, plant and equipment, net	16,949.4	16,803.5
Investments	3,340.7	3,695.6
Notes receivable	194.3	190.6
Goodwill	4,813.6	4,744.3
Other intangibles, net	369.0	259.8
Fair value of derivative contracts	312.1	293.3
Deferred charges and other assets	161.4	213.6
Total Assets	$27,388.0	$27,586.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$2,599.9	$768.7
Cash book overdrafts	48.1	36.6
Accounts payable	591.3	620.8
Accrued interest	124.2	292.1
Accrued taxes	100.3	58.6
Deferred revenues	86.9	76.1
Fair value of derivative contracts	278.2	272.0
Accrued other current liabilities	172.8	194.6
Total current liabilities	4,001.7	2,319.5

Long-term liabilities and deferred credits
Long-term debt
Outstanding	11,306.5	12,779.7
Preferred interest in general partner of Kinder Morgan Energy Partners, L.P.	100.0	100.0
Value of interest rate swaps	422.2	361.0
Total long-term debt	11,828.7	13,240.7
Deferred income taxes	1,918.0	2,039.9
Fair value of derivative contracts	380.4	469.6
Other long-term liabilities and deferred credits	811.1	670.5
Total long-term liabilities and deferred credits	14,938.2	16,420.7

Total Liabilities	18,939.9	18,740.2

Commitments and contingencies (Notes 4 and 11)
Stockholders’ Equity
Common stock – authorized and outstanding – 100 shares, par value $0.01 per share	-	-
Additional paid-in capital	7,849.7	7,845.7
Retained deficit	(3,817.2)	(3,506.3)
Accumulated other comprehensive loss	(130.9)	(167.9)
Total Kinder Morgan, Inc. stockholder’s equity	3,901.6	4,171.5
Noncontrolling interests	4,546.5	4,674.6
Total Stockholders’ Equity	8,448.1	8,846.1
Total Liabilities and Stockholders’ Equity	$27,388.0	$27,586.3

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q
KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net Income (Loss)	$(179.9)	$144.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss from discontinued operations, net of tax	0.2	0.2
Depreciation, depletion and amortization	282.3	264.8
Deferred income taxes	(156.6)	17.0
Amortization of excess cost of equity investments	1.4	1.4
Income from the allowance for equity funds used during construction	(0.5)	(9.3)
(Income) loss from the sale or casualty of property, plant and equipment and other net assets	(1.3)	0.4
(Earnings) loss from equity investments	374.2	(48.6)
Distributions from equity investments	49.8	60.0
Proceeds from termination of interest rate swap agreements	-	144.4
Changes in components of working capital
Accounts receivable	53.3	199.6
Inventories	(7.5)	(4.3)
Other current assets	36.2	5.3
Accounts payable	(8.3)	(246.2)
Accrued interest	(167.8)	(126.5)
Accrued taxes	77.3	(52.9)
Accrued liabilities	(41.3)	(101.1)
Rate reparations, refunds and other litigation reserve adjustments	158.0	-
Other, net	(30.6)	(35.5)
Cash flows provided by continuing operations	438.9	213.6
Net cash flows used in discontinued operations	(0.2)	(0.3)
Net Cash Provided by Operating Activities	438.7	213.3

Cash Flows From Investing Activities
Acquisitions of assets and investments	(226.3)	(0.5)
Repayments from customers	-	98.1
Capital expenditures	(223.8)	(417.6)
Deconsolidation of variable interest entity due to the implementation of ASU 2009-17 (Note 13)	(17.5)	-
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	13.4	(0.8)
Net proceeds from (investments in) margin deposits	15.9	(5.8)
Proceeds from restricted deposits	2.1	-
Contributions to investments	(136.0)	(174.2)
Distributions from equity investments in excess of cumulative earnings	73.9	-
Net Cash Used in Investing Activities	(498.3)	(500.8)

Cash Flows From Financing Activities
Issuance of debt	1,189.5	1,268.0
Payment of debt	(814.9)	(1,048.0)
Repayments from related party	-	1.2
Debt issue costs	(0.8)	(1.5)
Increase (decrease) in cash book overdrafts	11.5	(3.3)
Cash dividends	(150.0)	(50.0)
Contributions from noncontrolling interests	-	287.9
Distributions to noncontrolling interests	(200.8)	(175.8)
Other, net	-	1.8
Net Cash Provided by Financing Activities	34.5	280.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.4)	(0.9)

Decrease in Cash and Cash Equivalents	(28.5)	(8.1)
Cash and Cash Equivalents, beginning of period	165.6	118.6
Cash and Cash Equivalents, end of period	$137.1	$110.5

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$10.5	$-
Assets acquired by contributions from noncontrolling interests	$81.7	$-
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$286.9	$271.6
Cash paid during the period for income taxes (net of refunds)	$2.2	$140.5

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  General

Organization

We are a large energy transportation and storage company, operating or owning an interest in approximately 37,000 miles of pipelines and approximately 180 terminals.  We have both regulated and nonregulated operations.  We also own all the common equity of the general partner of, and a significant limited partner interest in, Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership.  We are a wholly owned subsidiary of Kinder Morgan Holdco LLC, a private company.  Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000.  Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries.  Unless the context requires otherwise, references to “KMP” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

Kinder Morgan Management, LLC, referred to in this report as “KMR,” is a publicly traded Delaware limited liability company.  Kinder Morgan G.P., Inc., the general partner of KMP and a wholly owned subsidiary of ours, owns all of KMR’s voting shares.  KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

As further disclosed in Note 2 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity.  This transaction is referred to in this report as “the Going Private transaction.”  Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission.  These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

In addition, our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation.  Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2009 Form 10-K.

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include the accounts of Kinder Morgan, Inc. and our majority-owned subsidiaries, as well as those of KMP and KMR, and prior to January 1, 2010 Triton Power Company LLC, see Note 9 “Reportable Segments” and Note 13 “Recent Accounting Pronouncements.”  Investments in jointly owned operations in which we hold a 50% or less interest (other than KMP and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

Notwithstanding the consolidation of KMP and its subsidiaries into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of KMP and/or its subsidiaries and vice versa, except as discussed in the following paragraph.  Responsibility for payments of obligations reflected in our or KMP’s financial statements is a legal determination based on the entity that incurs the liability.

Kinder Morgan, Inc. Form 10-Q

In conjunction with KMP’s acquisition of certain natural gas pipelines from us, we agreed to indemnify KMP with respect to approximately $733.5 million of its debt.  We would be obligated to perform under this indemnity only if KMP’s assets were unable to satisfy its obligations.

2.  Investments, Acquisitions and Divestitures

Investments

NGPL PipeCo LLC Investment Impairment Charge

On November 19, 2009, NGPL PipeCo LLC was notified by the Federal Energy Regulatory Commission (“FERC”) of a proceeding against it pursuant to section 5 of the Natural Gas Act (the “Order”).  The proceeding instituted an investigation into the justness and reasonableness of NGPL PipeCo LLC’s transportation and storage rates as well as its fuel and natural gas lost percentages.  On April 22, 2010, the FERC Staff filed a motion on behalf of the active participants in the proceeding, including NGPL PipeCo LLC, stating that the parties had reached a settlement in principle and requesting a suspension of the procedural schedule to permit the parties to memorialize their agreement.  The Staff’s motion was granted on April 23, 2010.  The parties are in the process of drafting the settlement agreement which is anticipated to be filed in mid-June 2010.

These events have caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC included in the “Investments” caption on the accompanying interim Consolidated Balance Sheets. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants.  We determined the fair value of our investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest.  We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%.  The expected future pre-interest, after-tax cash flows are lower than our previous expectations by approximately $25.0 million to $70.0 million per year. The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than our carrying value. Based on this information we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings from equity investments” in the accompanying interim Consolidated Statement of Income for the three months ended March 31, 2010.

Joint Venture (Equity Investment) Contributions

During the first quarter of 2010, KMP contributed $135.6 million to its equity investees, including contributions of $130.5 million to Rockies Express Pipeline LLC.  KMP operates and owns a 50% equity interest in Rockies Express Pipeline LLC (the surviving legal entity from its December 30, 2009 merger with its parent entity, West2East Pipeline LLC), and Rockies Express Pipeline LLC used the contributions as partial funding for its Rockies Express natural gas pipeline system construction costs and for other corporate purposes.

In the first quarter of 2009, KMP equity investment contributions totaled $173.5 million, including contributions of $111.0 million to Midcontinent Express Pipeline LLC and $51.0 million to West2East Pipeline LLC to partially fund construction costs for the Midcontinent Express and the Rockies Express natural gas pipeline systems, respectively.  KMP also made a $9.0 million capital contribution to Fayetteville Express Pipeline LLC to partially fund certain pre-construction pipeline costs for its Fayetteville Express natural gas pipeline system.  KMP owns a 50% equity interest in both Midcontinent Express Pipeline LLC and Fayetteville Express Pipeline LLC.  Equity contributions are reported separately as “Contributions to equity investments” in the accompanying interim Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

Acquisitions

USD Terminal Acquisition

On January 15, 2010, KMP acquired three ethanol handling train terminals from US Development Group LLC for an aggregate consideration of $200.8 million, consisting of $115.7 million in cash, $81.7 million in common units, and $3.4 million in assumed liabilities.  The three train terminals are located in Linden, New Jersey; Baltimore, Maryland and Dallas, Texas.  As part of the transaction, KMP announced the formation of a venture with

Kinder Morgan, Inc. Form 10-Q

US Development Group LLC to optimize and coordinate customer access to the three acquired terminals, other ethanol terminal assets it already owns and operates, and other terminal projects currently under development by both parties.  The acquisition complemented and expanded the ethanol and rail terminal operations KMP previously owned, and all of the acquired assets are included in the Terminals-KMP business segment.

Based on the measurement of fair market values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, KMP assigned $94.6 million of the combined purchase price to “Other intangibles, net,” (representing customer relationships) $43.1 million to “Property, Plant and Equipment, net” and a combined $5.1 million to “Other current assets” and “Deferred charges and other assets.”  The remaining $58.0 million of the purchase price represented the future economic benefits expected to be derived from the acquisition that was not assigned to other identifiable, separately recognizable assets acquired, and KMP recorded this amount as “Goodwill.”  KMP believes the primary items that generated the goodwill are the value of the synergies created between the acquired assets and its pre-existing ethanol handling assets, and its expected ability to grow the business by leveraging its pre-existing experience in ethanol handling operations.  KMP expects that the entire amount of goodwill will be deductible for tax purposes.

Slay Industries Terminal Acquisition

On March 5, 2010, KMP acquired certain bulk and liquids terminal assets from Slay Industries for an aggregate consideration of $104.0 million, consisting of $97.0 million in cash, assumed liabilities of $1.7 million, and an obligation to pay additional cash consideration in years 2013 through 2019, contingent upon the purchased assets providing KMP an agreed-upon amount of earnings during the three years following the closing.  As of the acquisition date, the contingent consideration had a fair value of $5.3 million, and KMP expects to pay approximately $4.6 million of this liability in the first half of 2013.

The acquired assets include (i) a marine terminal located in Sauget, Illinois; (ii) a transload liquid operation located in Muscatine, Iowa, (iii) a liquid bulk terminal located in St. Louis, Missouri and (iv) a warehousing distribution center located in St. Louis.  All of the acquired terminals have long-term contracts with large creditworthy shippers.  As part of the transaction, KMP and Slay Industries entered into joint venture agreements at both the Kellogg Dock coal bulk terminal, located in Modoc, Illinois, and at the newly created North Cahokia terminal, located in Sauget and which has approximately 175 acres of land ready for development.  All of the assets located in Sauget have access to the Mississippi River and are served by five rail carriers.  The acquisition complemented and expanded KMP’s pre-existing Midwest terminal operations by adding a diverse mix of liquid and bulk capabilities, and all of the acquired assets are included in the Terminals-KMP business segment.

Based on the measurement of fair market values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, KMP assigned $67.9 million of the purchase price to “Property, Plant and Equipment, net,” $27.0 million to “Other intangibles, net” (representing customer contracts) and a combined $8.2 million to “Investments.”  KMP recorded the remaining $0.9 million of the combined purchase price as “Goodwill,” representing certain advantageous factors that contributed to the acquisition price exceeding the fair value of acquired identifiable net assets—in the aggregate, these factors represented goodwill, and KMP expects that the entire amount of goodwill will be deductible for tax purposes.

Mission Valley Terminal Acquisition

On March 1, 2010, KMP acquired the refined products terminal assets at Mission Valley, California from Equilon Enterprises LLC (d/b/a Shell Oil Products US) for $13.5 million in cash.  The acquired assets include buildings, equipment, delivery facilities (including two truck loading racks), and storage tanks with a total capacity of approximately 170,000 barrels for gasoline, diesel fuel and jet fuel.  The terminal operates under a long-term terminaling agreement with Tesoro Refining and Marketing Company.  KMP assigned the entire purchase price to “Property, Plant and Equipment, net.”  The acquisition enhanced KMP’s Pacific operations and complemented its existing West Coast terminal operations, and the acquired assets are included in the Products Pipelines-KMP business segment.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2010 as if they had occurred as of January 1, 2010 is not presented because it would not be materially different from the information presented in the accompanying interim Consolidated Statements of Income.

Kinder Morgan, Inc. Form 10-Q

Acquisitions Subsequent to March 31, 2010

On April 13, 2010, KMP announced it had entered into a definitive agreement to purchase a 50% ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business in the Haynesville shale gas formation located in northwest Louisiana for $875 million in cash. The assets consist of more than 170 miles of pipeline currently in service, and it is expected that the pipeline mileage will increase to approximately 375 miles with projected throughput of over 800 million cubic feet per day of natural gas by the end of 2010. Additionally, it is expected that the system’s natural gas amine treating plants will have a capacity of approximately 2,635 gallons per minute by the end of 2010.  Closing of the transaction is subject to customary closing conditions and is expected to occur by the end of May 2010.

Petrohawk will continue to operate the business during a short transition period, and following the transition period, the newly formed company named KinderHawk Field Services LLC, owned 50% by KMP and 50% by Petrohawk, will assume the joint venture operations.  KinderHawk Field Services LLC has also received a dedication to transport and treat all of Petrohawk’s operated Haynesville and Bossier shale gas production in Louisiana for the life of the leases at agreed upon rates, as well as minimum volume commitments from Petrohawk for the first five years of the joint venture agreement.  It will also focus on providing firm transportation services to third-party producers.  The joint venture ultimately is expected to have approximately two billion cubic feet per day of mainline throughput capacity, which will make it one of the largest gathering and treating systems in the United States.  The acquisition will complement and expand KMP’s existing natural gas gathering and treating businesses, and all of the acquired assets will be included as part of  the Natural Gas Pipelines-KMP business segment.

Divestitures

Cypress Pipeline

On July 14, 2009, KMP received notice from Westlake Petrochemicals LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, that it was exercising an option it held to purchase a 50% ownership interest in its Cypress Pipeline.  KMP expects the transaction to close by the end of the second quarter of 2010.  As of March 31, 2010, the net assets of KMP’s Cypress Pipeline totaled approximately $21.0 million.  At the time of the sale, KMP will (i) deconsolidate the net assets of the Cypress Pipeline, (ii) recognize a gain or loss on the sale of net assets equal to the difference between (a) the proceeds received from the sale and (b) 50% of the net assets’ carrying value and (iii) recognize the remaining 50% noncontrolling investment retained at its fair value (which is expected to result in a gain).

3.  Intangibles

Goodwill

We evaluate goodwill for impairment on May 31 of each year.  For this purpose, we have six reporting units as follows: (i) Products Pipelines–KMP (excluding associated terminals), (ii) Products Pipelines Terminals–KMP (evaluated separately from Products Pipelines–KMP for goodwill purposes), (iii) Natural Gas Pipelines–KMP, (iv) CO2, (v) Terminals–KMP and (vi) Kinder Morgan Canada–KMP.

There were no impairment charges resulting from the May 31, 2009 impairment testing, and no event indicating an impairment has occurred subsequent to that date.  The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using market multiples between six and ten times cash flows) discounted at a rate of 9.0%.  The value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represented the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

Kinder Morgan, Inc. Form 10-Q

Changes in the gross amounts of our goodwill and accumulated impairment losses for the three months ended March 31, 2010 are summarized as follows (in millions):

	Products Pipelines–KMP	Natural Gas Pipelines–KMP	CO2–KMP	Terminals–KMP	Kinder Morgan Canada–KMP	Total
Goodwill	$2,116.5	$3,488.0	$1,521.7	$1,415.4	$613.1	$9,154.7
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2009	850.0	1,397.8	1,521.7	738.8	236.0	4,744.3
Acquisitions and adjustments	-	-	-	61.2	-	61.2
Currency translation adjustments	-	-	-	-	8.1	8.1
Balance as of March 31, 2010	$850.0	$1,397.8	$1,521.7	$800.0	$244.1	$4,813.6

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting.  This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to impairment testing.  No event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first three months of 2010, and as of both March 31, 2010 and December 31, 2009, we reported $138.2 million in equity method goodwill within the caption “Investments” in the accompanying interim Consolidated Balance Sheets.

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets and lease value.  These intangible assets have definite lives and are reported separately as “Other intangibles, net” in the accompanying interim Consolidated Balance Sheets.  Following is information related to our intangible assets subject to amortization (in millions):

	March 31, 2010	December 31, 2009
Customer relationships, contracts and agreements
Gross carrying amount	$419.5	$297.9
Accumulated amortization	(63.1)	(50.9)
Net carrying amount	356.4	247.0

Technology-based assets, lease value and other
Gross carrying amount	14.1	14.1
Accumulated amortization	(1.5)	(1.3)
Net carrying amount	12.6	12.8

Total other intangibles, net	$369.0	$259.8

The increase in the carrying amount of the customer relationships, contracts and agreements since December 31, 2009 was mainly due to the acquisition of intangibles included in the purchase of terminal assets from US Development Group LLC and Slay Industries, discussed in Note 2.  We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives.  Among the factors we weigh, depending on the nature of the asset, are the effect of obsolescence, new technology, and competition.  For the three months ended March 31, 2010 and 2009, the amortization expense on our intangibles totaled $12.4 million and $4.7 million, respectively.  As of March 31, 2010, the weighted average amortization period for all of our intangible assets combined was approximately 14 years, and the weighted average amortization period for the intangible assets KMP acquired from US Development Group LLC and Slay Industries in the first quarter of 2010 was approximately 11.7 years.  Our estimated amortization expense for all of our intangible assets for each of the next five fiscal years (2011 – 2015) is approximately $42.2 million, $36.8 million, $32.8 million, $29.7 million and $26.7 million, respectively.

Kinder Morgan, Inc. Form 10-Q

4.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the holders of the applicable debt. We defer costs associated with debt issuance over the applicable term or to the first put date, in the case of debt with a put feature. These costs are then amortized as interest expense in the accompanying interim Consolidated Statements of Income.

The net carrying amount of our debt (including both short-term and long-term amounts but excluding the value of interest rate swap agreements and the preferred interest in the general partner of KMP) as of March 31, 2010 and December 31, 2009 was $13,906.4 million and $13,548.4 million, respectively.

Our outstanding short-term debt as of March 31, 2010 was $2,599.9 million.  The balance consisted of  (i) $112.6 million in outstanding borrowings under Kinder Morgan, Inc.’s senior secured credit facility, (ii) a $750.0 million in principal amount of our 5.35% series senior notes due January 5, 2011 (including discount and purchase accounting, the notes had a carrying amount of $746.9 million as of March 31, 2010), (iii) a $1.1 million current portion of our 6.50% series debentures, due 2013, (iv) $700.0 million in principal amount of KMP’s 6.75% senior notes due March 15, 2011 (including discount, the notes had a carrying amount of $703.4 million as of March 31, 2010), (v) $675.0 million in outstanding borrowings under KMP’s unsecured revolving bank credit facility, (vi) $250.0 million in principal amount of KMP’s 7.50% senior notes due November 1, 2010 (including discount and purchase accounting, the notes had a carrying amount of $251.3 million as of March 31, 2010), (vii) $65.0 million of commercial paper borrowings at KMP, (viii) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, but are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds), (ix) a $9.0 million portion of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note), (x) a $6.9 million portion of 5.23% senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes) and (xi) $5.0 million in principal amount of 6.00% Development Revenue Bonds issued by the Louisiana Community Development Authority, a political subdivision of the state of Louisiana (KMP’s subsidiary Kinder Morgan Louisiana Pipeline LLC is the obligor on the bonds).

Credit Facilities

	March 31, 2010
	Short-term notes payable	Weighted- average interest rate
	(In millions)
Kinder Morgan, Inc. – Secured debt(a)	$112.6	1.49%
KMP – Unsecured debt(b)
Credit facility	$675.0	0.58%
Commercial paper	$65.0	0.49%
____________
(a)	The average short-term debt outstanding (and related weighted-average interest rate) was $172.1 million (1.78%) during the three months ended March 31, 2010.
(b)	The average short-term debt outstanding (and related weighted-average interest rate) was $515.2 million (0.63%) during the three months ended March 31, 2010.

As of March 31, 2010, the amount available for borrowing under the Kinder Morgan, Inc. $1.0 billion six-year senior secured credit facility was reduced by $70.2 million of letters of credit consisting of: (i) a combined $33.6 million in four letters of credit required under provisions of our property and casualty, worker’s compensation and general liability insurance policies, (ii) a combined total of $20.4 million of two letters of credit supporting the operation and lease payments of the Jackson, Michigan power generation facility and (iii) a $16.2 million letter of credit to fund the debt service reserve account required under the KMP Express pipeline system’s trust indenture.

As of December 31, 2009, there were $171.0 million in borrowings under Kinder Morgan, Inc.’s credit facility and the average interest on these borrowings was 1.61%.  Our credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans.  We do not have a commercial paper program.  As of December 31, 2009, there were $300.0 million in borrowings under

Kinder Morgan, Inc. Form 10-Q

KMP’s credit facility and the average interest on these borrowings was 0.59%.  KMP’s credit facility matures August 18, 2010 and it plans to negotiate a renewal of the credit facility before its maturity date.

KMP’s $1.79 billion unsecured bank credit facility is with a syndicate of financial institutions, and Wells Fargo Bank, National Association is the administrative agent.  The credit facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate and the facility can be amended to allow for borrowings of up to $2.04 billion.  Interest on KMP’s credit facility accrues at its option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%), or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of its long-term senior unsecured debt.  Borrowings under KMP’s credit facility can be used for partnership purposes and as a backup for its commercial paper program.

Additionally, as of March 31, 2010, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $318.3 million, consisting of commercial paper borrowings of $65.0 million and $253.3 million of letters of credit, consisting of: (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California, (ii) a combined $89.4 million in three letters of credit that support tax-exempt bonds, (iii) a combined $25.5 million in two letters of credit that support KMP’s hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil, (iv) a $21.4 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (v) a combined $17.0 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

Commercial Paper Program

On October 13, 2008, Standard & Poor’s Ratings Services lowered KMP’s short-term credit rating to A-3 from A-2, and on May 6, 2009, Moody’s Investors Service, Inc. downgraded KMP’s commercial paper rating to Prime-3 from Prime-2 and assigned a negative outlook to KMP’s long-term credit rating.  As a result of these revisions and the commercial paper market conditions, KMP was unable to access commercial paper borrowings throughout 2009.

However, on February 25, 2010, Standard & Poor’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed KMP’s long-term credit rating at BBB, and raised KMP’s short-term credit rating to A-2 from A-3.  The rating agency’s revisions reflected its expectations that KMP’s financial profile will improve due to lower guaranteed debt obligations and higher expected cash flows associated with the completion and start-up of KMP’s 50%-owned Rockies Express and Midcontinent Express natural gas pipeline systems and its fully-owned Kinder Morgan Louisiana natural gas pipeline system.  Due to this favorable change in KMP’s short-term credit rating it resumed issuing commercial paper in March 2010. However, in the near term, KMP expects that most of its financing and its short-term liquidity needs will continue to be met primarily through borrowings made under its bank credit facility.

Long-term Debt

K N Capital Trust I and K N Capital Trust III

As a result of the implementation of ASU No. 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, including $27.1 million of long-term debt, in our consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures of $35.7 million issued to the Capital Trusts previously reported under the heading “Long-term Debt – Outstanding” in our consolidated balance sheets.

Arrow Terminals L.P. Debt

On January 4, 2010, KMP’s subsidiary Arrow Terminals L.P. paid the $5.3 million outstanding principal amount of its Adjustable Rate Industrial Development Revenue Bonds issued by the Illinois Development Finance Authority that matured on that date, and following its repayment, Arrow Terminals L.P. had no outstanding debt.

Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada

Effective January 1, 2007, KMP acquired the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own.  As part of the purchase price consideration, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million.  It valued the debt equal to the present value of

Kinder Morgan, Inc. Form 10-Q

amounts to be paid, determined using an annual interest rate of 5.40%.  KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008.  As of December 31, 2009, the net present value (representing the outstanding balance) of the note was $28.1 million.  KMP paid the third installment on March 31, 2010, and as of March 31, 2010, the net present value of the note was $18.5 million.

Kinder Morgan Texas Pipeline, L.P. Debt

KMP’s subsidiary, Kinder Morgan Texas Pipeline, L.P. is the obligor on a series of unsecured senior notes assumed on August 1, 2005 when it acquired a natural gas storage facility located in Liberty County, Texas from a third party. The notes have a fixed annual stated interest rate of 8.85%; however, it valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%. The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million, and the final payment is due January 2, 2014. In the first quarter of 2010, KMP paid a combined principal amount of $1.7 million, and as of March 31, 2010, Kinder Morgan Texas Pipeline L.P.’s outstanding balance under the senior notes was $28.8 million. Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million and at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid.

Interest Rate Swaps

Information on interest rate swaps is contained in Note 6, “Risk Management – Interest Rate Risk Management.”

Contingent Debt

The following contingent debt disclosures pertain to certain types of guarantees or indemnifications KMP has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring its performance under such guarantee is remote.  The following is a description of KMP’s contingent debt agreements as of March 31, 2010.

Cortez Pipeline Company Debt

Pursuant to a Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. – 50% partner; a subsidiary of Exxon Mobil Corporation – 37% partner; and Cortez Vickers Pipeline Company – 13% partner) are required, on a several, proportional percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency.  Furthermore, due to KMP’s indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., it severally guarantees 50% of the debt of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company.

As of March 31, 2010, the debt facilities of Cortez Capital Corporation consisted of (i) $42.9 million of fixed rate Series D notes due May 15, 2013, (ii) $100 million of variable rate Series E notes due on December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of LIBOR plus a spread) and (iii) a $40 million committed revolving credit facility also due December 11, 2012.  As of March 31, 2010, in addition to the outstanding Series D and Series E notes, Cortez Capital Corporation had outstanding borrowings of $6.3 million under its credit facility.  Accordingly, as of March 31, 2010, KMP’s contingent share of Cortez’s debt was $74.6 million (50% of total borrowings).

With respect to Cortez Capital Corporation’s Series D notes, the average interest rate on the notes is 7.14%, and the outstanding $42.9 million principal amount of the notes is due in four equal annual installments of approximately $10.7 million beginning May 2010.  Shell Oil Company (“Shell”) shares KMP’s several guaranty obligations jointly and severally; however, KMP is obligated to indemnify Shell for liabilities it incurs in connection with such guaranty.  Accordingly, as of March 31, 2010, JP Morgan Chase has issued a letter of credit on KMP’s behalf in the amount of $21.4 million to secure its indemnification obligations to Shell for 50% of the $42.9 million in principal amount of Series D notes outstanding as of that date.

Nassau County, Florida Ocean Highway and Port Authority Debt

KMP has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of

Kinder Morgan, Inc. Form 10-Q

constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  KMP’s subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.  Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit.  As of March 31, 2010, this letter of credit had a face amount of $19.8 million.

Rockies Express Pipeline LLC Debt

Rockies Express Pipeline LLC is an equity method investee of KMP’s, and pursuant to certain guaranty agreements remaining in effect on March 31, 2010, all three member owners of Rockies Express Pipeline LLC had agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC, borrowings under its $2.0 billion five-year, unsecured revolving bank credit facility. Borrowings under the credit facility can be used for general corporate purposes, and the credit facility is due April 28, 2011. As of March 31, 2010, the credit facility could be amended to allow for borrowings of up to $2.5 billion. The three member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan W2E Pipeline LLC – 50%, a subsidiary of Sempra Energy – 25% and a subsidiary of ConocoPhillips – 25%.

On March 22, 2010, Rockies Express Pipeline LLC completed a private offering of an aggregate of $1.7 billion in principal amount of fixed rate senior notes.  After deducting the initial purchasers’ discounts and offering expenses, Rockies Express received net proceeds of approximately $1.69 billion from this offering, and the net proceeds from the sale of these notes were used to repay all of the borrowings under its bank credit facility.  Accordingly, as of March 31, 2010, KMP had no contingent debt obligation associated with its guaranty agreement with Rockies Express Pipeline LLC.

All payments of principal and interest in respect of these fixed rate senior notes are the sole obligation of Rockies Express Pipeline LLC. Noteholders will have no recourse against KMP, Sempra Energy or ConocoPhillips, or against any of KMP or their respective officers, directors, employees, shareholders, members, managers, unitholders or affiliates for any failure by Rockies Express to perform or comply with its obligations pursuant to the notes or the indenture.

Subsequent Event

On April 8, 2010, Rockies Express Pipeline LLC amended its bank credit facility to allow for borrowings up to $200 million (a reduction from $2.0 billion) and on this same date, each of its three member owners were released from their respective debt obligations under the previous guaranty agreements.  Accordingly, KMP no longer has a contingent debt obligation with respect to Rockies Express Pipeline LLC.

Midcontinent Express Pipeline LLC Debt

Midcontinent Express Pipeline LLC is also an equity method investee of KMP’s, and the two member owners and their respective ownership interests consist of the following: KMP’s subsidiary Kinder Morgan Operating L.P. “A” – 50% and Energy Transfer Partners, L.P. – 50%.  Pursuant to certain guaranty agreements, both of the member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under its $255.4 million three-year, unsecured revolving credit facility due February 28, 2011.  The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent.

Borrowings under the credit facility can be used for general limited liability company purposes, and as of March 31, 2010, Midcontinent Express Pipeline LLC had outstanding borrowings of $89.0 million under its bank credit facility.  Accordingly, as of March 31, 2010, KMP’s contingent share of Midcontinent Express’ debt was $44.5 million (50% of total guaranteed borrowings).  Furthermore, the credit facility can be used for the issuance of letters of credit to support the operation of the Midcontinent Express pipeline system, and as of March 31, 2010, a letter of credit having a face amount of $33.3 million was issued under the credit facility by the Bank of Tokyo – Mitsubishi UFJ, Ltd.  Accordingly, as of March 31, 2010, KMP’s contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

Kinder Morgan, Inc. Form 10-Q

Subsequent Event

On April 28, 2010, Midcontinent Express Pipeline LLC announced that it intended to amend its bank credit facility to allow for borrowings up to $175.4 million (a reduction from $255.4 million). This amendment was effective April 20, 2010.

Fayetteville Express Pipeline LLC Debt

Pursuant to certain guaranty agreements with Fayetteville Express Pipeline LLC, a third equity method investee of KMP’s, both of the member owners of Fayetteville Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Fayetteville Express, borrowings under its $1.1 billion, unsecured revolving credit facility that is due May 11, 2012.  The two member owners and their respective ownership interests consist of the following: KMP’s subsidiary Kinder Morgan Operating L.P. “A” – 50% and Energy Transfer Partners, L.P. – 50%.

The Fayetteville Express Pipeline LLC credit facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent.  Borrowings under the credit facility will be used to finance the construction of the Fayetteville Express natural gas pipeline system and to pay related expenses.  As of March 31, 2010, Fayetteville Express had outstanding borrowings of $468.0 million under its bank credit facility.  Accordingly, as of March 31, 2010, KMP’s contingent share of Fayetteville Express’ debt was $234.0 million (50% of total borrowings).

Kinder Morgan G.P., Inc. Preferred Shares

On April 21, 2010, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on May 18, 2010 to shareholders of record as of April 30, 2010. On January 20, 2010, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share, which was paid on February 18, 2010 to shareholders on record as of January 29, 2010.

Kinder Morgan, Inc. Form 10-Q

5.  Stockholders’ Equity

During the first three months of both 2010 and 2009, there were no material changes in our ownership interests in subsidiaries, in which we retained a controlling financial interest.

On February 16, 2010, we paid a cash dividend on our common stock of $150.0 million to our sole stockholder, which then made a dividend to Kinder Morgan Holdco LLC.  On April 21, 2010, our Board of Directors declared a dividend of $175.0 million that is payable on May 17, 2010.

The following table sets forth for the respective periods (i) changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) and (ii) associated tax amounts included in the respective components of other comprehensive income (loss) (in millions):

	Three Months Ended March 31,
	2010			2009
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$4,171.5	$4,674.6	$8,846.1	$4,404.3	$4,072.6	$8,476.9
Impact from equity transactions of KMP	2.1	(3.4)	(1.3)	6.5	(10.1)	(3.6)
A-1 and B unit amortization	1.9	-	1.9	1.9	-	1.9
Distributions to noncontrolling interests	-	(200.8)	(200.8)	-	(176.3)	(176.3)
Contributions from noncontrolling interests	-	81.7	81.7	-	287.9	287.9
Implementation of Accounting Standards Update 2009-17(a)	-	(45.9)	(45.9)	-	-	-
Cash dividends	(150.0)	-	(150.0)	(50.0)	-	(50.0)
Other	-	0.1	0.1	-	2.7	2.7
Comprehensive income
Net income (loss)	(160.9)	(19.0)	(179.9)	115.3	29.6	144.9
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	15.6	11.3	26.9	15.9	17.5	33.4
Reclassification of change in fair value of derivatives to net income	4.1	21.7	25.8	(20.5)	(8.4)	(28.9)
Foreign currency translation adjustments	18.1	27.3	45.4	(21.2)	(26.7)	(47.9)
Adjustments to pension and other postretirement benefit plan liabilities	(0.8)	(1.1)	(1.9)	(0.9)	(1.4)	(2.3)
Total other comprehensive income (loss)	37.0	59.2	96.2	(26.7)	(19.0)	(45.7)
Total comprehensive income (loss)	(123.9)	40.2	(83.7)	88.6	10.6	99.2
Ending Balance	$3,901.6	$4,546.5	$8,448.1	$4,451.3	$4,187.4	$8,638.7

(Tax Expense) Tax Benefit Included in Other Comprehensive Income:
Change in fair value of derivatives utilized for hedging purposes	$(10.3)	$(1.2)	$(11.5)	$(10.2)	$(1.6)	$(11.8)
Reclassification of change in fair value of derivatives to net income	(2.8)	(2.3)	(5.1)	13.2	0.7	13.9
Foreign currency translation adjustments	(12.6)	(2.9)	(15.5)	12.6	2.4	15.0
Adjustments to pension and other postretirement benefit plan liabilities	0.6	0.1	0.7	0.7	0.2	0.9
Tax included in total other comprehensive income	$(25.1)	$(6.3)	$(31.4)	$16.3	$1.7	$18.0
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment (see Note 13).

Kinder Morgan, Inc. Form 10-Q

Noncontrolling Interests

The caption “Noncontrolling interests” in the accompanying interim Consolidated Balance Sheets consists of interests in the following subsidiaries (in millions):

	March 31, 2010	December 31, 2009
KMP	$2,657.2	$2,746.4
KMR	1,878.2	1,870.7
Triton Power Company LLC(a)	-	45.9
Other	11.1	11.6
	$4,546.5	$4,674.6
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment (see Note 13).

KMP’s Common Units

On January 15, 2010, KMP issued 1,287,287 common units as part of its purchase price for the ethanol handling terminal assets it acquired from US Development Group LLC.  KMP valued the common units at $81.7 million, determining the units’ value based on the $63.45 closing market price of the common units on the New York Stock Exchange on the January 15, 2010 acquisition date.  For more information on this acquisition, see Note 2 “Investments, Acquisitions and Divestitures—Acquisitions—USD Terminal Acquisition.”

The above issuance during the three months ended March 31, 2010 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $78.3 million (ii) accumulated deferred income taxes by $1.3 million and (iii) additional paid-in capital by $2.1 million.

Subsequent Event

On May 7, 2010, KMP issued 6,500,000 of its common units at a price of $66.25 per unit, less commissions and underwriting expenses. KMP received net proceeds of $417.4 million which were used to repay short-term borrowings and for general partnership purposes. At the time of the offering, KMP granted the underwriters a 30-day option to purchase up to an additional 975,000 common units.

KMR’s Share Distributions

On February 12, 2010, KMR made a share distribution of 0.018430 shares per outstanding share (1,576,470 total shares) to shareholders of record as of January 29, 2010, based on the $1.05 per common unit distribution declared by KMP.  On May 14, 2010, KMR will make a share distribution of 0.017863 shares per outstanding share (1,556,130 total shares) to shareholders of record as of April 30, 2010, based on the $1.07 per common unit distribution declared by KMP.  KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

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

Kinder Morgan, Inc. Form 10-Q

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

For derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales).  The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period.  The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness.  Changes in the excluded component of the change in an option’s time value are included currently in earnings.  In the first quarter of 2010, we recognized a net gain of $6.3 million related to crude oil and natural gas hedges, which resulted from hedge ineffectiveness and amounts excluded from effectiveness testing.

Additionally, during the three months ended March 31, 2010 and 2009, we reclassified losses of $4.1 million and gains of $20.5 million, respectively, from “Accumulated other comprehensive loss” into earnings.  All amounts reclassified into net income during the first quarter of both years resulted from the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).  No amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.  The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of the accompanying interim Consolidated Statements of Cash Flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Stockholders’ Equity was $130.9 million as of March 31, 2010, and $167.9 million as of December 31, 2009.  These totals included “Accumulated other comprehensive loss” amounts of $76.0 million of losses as of March 31, 2010 and $95.7 million of losses as of December 31, 2009, associated with energy commodity price risk management activities.  Approximately $32.9 million of the total amount associated with energy commodity price risk management activities and included in our Shareholder’s Equity as of March 31, 2010 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), and as of March 31, 2010, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2014.

As of March 31, 2010, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

Notional quantity
Derivatives designated as hedging contracts
Crude oil	23.9 million barrels
Natural gas(a)	69.8 billion cubic feet
Derivatives not designated as hedging contracts
Natural gas(a)	0.1 billion cubic feet
____________
(a)	Notional quantities are shown net.

For derivative contracts that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period.  These types of transactions include basis spreads, basis-only positions and gas daily swap positions.  KMP primarily enters into these positions to economically hedge an exposure through a relationship that does not qualify for hedge accounting.  This will result in non-cash gains or losses being reported in KMP’s operating results.

Kinder Morgan, Inc. Form 10-Q

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

As of both March 31, 2010 and December 31, 2009, we were a party to interest rate swap agreements with a total notional principal amount of $725.0 million, and our subsidiary, KMP, had a combined notional principal amount of $5.2 billion of fixed-to-variable interest rate swap agreements effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of our and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2010, the maximum length of time over which we or KMP has hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the accompanying interim Consolidated Balance Sheets.  The following table summarizes the fair values of our derivative contracts included in the accompanying interim Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in millions):

Fair Value of Derivative Contracts

	Asset derivatives				Liability derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$52.6	Current	$19.1	Current	$(273.1)	Current	$(270.8)
	Non-current	53.6	Non-current	57.3	Non-current	(190.4)	Non-current	(241.5)
Subtotal		106.2		76.4		(463.5)		(512.3)

Interest rate swap agreements	Non-current	258.4	Non-current	236.0	Non-current	(174.0)	Non-current	(218.5)
Cross currency swap agreements	Non-current	-	Non-current	-	Non-current	(15.1)	Non-current	(9.6)
Total		364.6		312.4		(652.6)		(740.4)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	6.0	Current	1.7	Current	(5.1)	Current	(1.2)
	Non-current	0.1	Non-current	-	Non-current	(0.9)	Non-current	-
		6.1		1.7		(6.0)		(1.2)
Total derivatives		$370.7		$314.1		$(658.6)		$(741.6)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on the accompanying interim Consolidated Balance Sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of March 31, 2010 and December 31, 2009, this unamortized premium totaled $332.0 million and $337.5 million, respectively.

Kinder Morgan, Inc. Form 10-Q

Effect of Derivative Contracts on the Statements of Income

The following four tables summarize the impact of our derivative contracts on the accompanying interim Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Three Months Ended March 31,				Three Months Ended March 31,
		2010	2009			2010	2009
Interest rate swap agreements	Interest, net – income/(expense)	$66.9	$(130.4)	Fixed rate debt	Interest, net – income/(expense)	$(66.9)	$130.4
Total		$66.9	$(130.4)	Total		$(66.9)	$130.4
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

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Energy commodity derivative contracts	$15.6	$15.9	Revenues-natural gas sales	$-	$0.5	Revenues	$5.4	$-
			Revenues-product sales and other	(4.2)	20.1			-
			Gas purchases and other costs of sales	0.1	(0.1)	Gas purchases and other costs of sales	0.9	-
Total	$15.6	$15.9	Total	$(4.1)	$20.5	Total	$6.3	$-

Derivatives in net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Cross currency swap agreements	$(5.5)	$(6.0)	Other, net	$-	$-	Revenues	$-	$-
Total	$(5.5)	$(6.0)	Total	$-	$-	Total	$-	$-

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended March 31,
		2010	2009
Energy commodity derivative contracts	Gas purchases and other costs of sales	$0.7	$(0.4)
Total		$0.7	$(0.4)

Kinder Morgan, Inc. Form 10-Q

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States.  To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges.  The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment included in the caption “Accumulated other comprehensive loss” in the accompanying interim Consolidated Balance Sheets.  The combined notional value of our remaining cross currency interest rate swaps at March 31, 2010 was approximately C$96.3 million.

Credit Risks

As discussed in Note 13 of the Notes to Consolidated Financial Statements of the 2009 Form 10-K, we and our subsidiary, KMP, have counterparty credit risk as a result of our use of financial derivative contracts.  Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies.  This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges.  These contracts are with a number of parties, all of which have investment grade credit ratings.  While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.  The maximum potential exposure to credit losses on derivative contracts as of March 31, 2010 was (in millions):

Asset position
Interest rate swap agreements	$258.4
Energy commodity derivative contracts	112.3
Gross exposure	370.7
Netting agreement impact	(76.8)
Net exposure	$293.9

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of March 31, 2010 and December 31, 2009, KMP had outstanding letters of credit totaling $25.5 million and $55.0 million, respectively, in support of its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

Additionally, as of March 31, 2010, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $0.7 million, and we reported this amount within “Accrued other liabilities” in the accompanying interim Consolidated Balance Sheet.  As of December 31, 2009, KMP had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $15.2 million, and we reported this amount as “Restricted deposits” in the accompanying interim Consolidated Balance Sheet.

Kinder Morgan, Inc. Form 10-Q

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating.  Based on contractual provisions as of March 31, 2010, we estimate that if KMP’s credit rating was downgraded, KMP would have the following additional collateral obligations (in millions):
Credit ratings downgraded(a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$19.0	$44.5

Two notches to below BBB-/Baa3 (below investment grade)	$115.2	$159.7
__________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine our incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a one notch downgrade to BBB-/Baa3 by one agency would not trigger the entire $19.0 million incremental obligation.

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

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts, (ii) interest rate swap agreements and (iii) cross currency interest rate swap agreements as of March 31, 2010 and December 31, 2009, based on the three levels established by the Codification (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2010
Energy commodity derivative contracts(a)	$112.3	$-	$53.5	$58.8
Interest rate swap agreements	$258.4	$-	$258.4	$-

As of December 31, 2009
Energy commodity derivative contracts(a)	$78.1	$-	$14.4	$63.7
Interest rate swap agreements	$236.0	$-	$236.0	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2010
Energy commodity derivative contracts(b)	$(469.5)	$-	$(433.3)	$(36.2)
Interest rate swap agreements	$(174.0)	$-	$(174.0)	$-
Cross currency interest rate swap agreements	$(15.1)	$-	$(15.1)	$-

As of December 31, 2009
Energy commodity derivative contracts(b)	$(513.5)	$-	$(462.8)	$(50.7)
Interest rate swap agreements	$(218.5)	$-	$(218.5)	$-
Cross currency interest rate swap agreements	$(9.6)	$-	$(9.6)	$-
__________
(a)
Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX.  Level 3 consists primarily of natural gas basis swaps, natural gas options and West Texas Intermediate options.

(b)
Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX.  Level 3 consists primarily of West Texas Sour hedges, natural gas basis swaps, natural gas options and West Texas Intermediate options.

The fair value measurements in the table above do not include cash margin deposits, which would be reported separately as “Restricted deposits” or included within “Accrued other liabilities” in our accompanying consolidated balance sheets.  The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three months ended March 31, 2010 and 2009 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended March 31,
	2010	2009
Derivatives-net asset (liability)
Beginning of Period	$13.0	$44.1
Realized and unrealized net losses	8.6	6.3
Purchases and settlements	1.0	3.0
Transfers in (out) of Level 3	-	-
End of Period	$22.6	$53.4

Change in unrealized net losses relating to contracts still held at end of period	$3.8	$(14.5)

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

The estimated fair value of our outstanding debt balance as of March 31, 2010 and December 31, 2009 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$14,006.4	$14,659.3	$13,648.4	$14,158.2

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes the fair value measurements of assets and liabilities as of March 31, 2010 that are initially measured at fair value or on another measurement basis (e.g. historical cost) and are re-measured at fair value on a non-recurring basis based on the three levels established by the Codification (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in NGPL PipeCo LLC	$269.0	$-	$-	$269.0

We re-measured the fair value of our investment in NGPL PipeCo LLC as of March 31, 2010, upon recognition of an impairment of this investment. See Note 2 “Investments, Acquisitions and Divestitures” for more information on this impairment and the valuation techniques used to measure fair value.

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

▪
Kinder Morgan Canada–KMP—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States;

▪
NGPL PipeCo LLC— consists of our 20% interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America and certain affiliates, collectively referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system, which we operate; and

▪	Power—consists of a natural gas-fired electric generation facility.

Kinder Morgan, Inc. Form 10-Q

The accounting policies we apply in the generation of reportable segment earnings are generally the same as those applied to our consolidated operations, except that (i) certain items below the “Operating Income (Loss)” line (such as interest expense) are either not allocated to reportable segments or are not considered by management in its evaluation of reportable segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income (Expense)” in the accompanying interim Consolidated Statements of Income, (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of reportable segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our reportable segments that are also segments of KMP include certain other income and expenses and income taxes in its segment earnings. With adjustment for these items, we currently evaluate reportable segment performance primarily based on segment earnings before DD&A expenses (including amortization of excess cost of equity investments) in relation to the level of capital employed.

Selected financial information by segment follows (in millions):

	Three Months Ended March 31,
	2010	2009
Revenues
Products Pipelines–KMP
Revenues from external customers	$207.5	$188.2
Natural Gas Pipelines–KMP
Revenues from external customers	1,236.7	1,051.7
CO2–KMP
Revenues from external customers	335.2	253.2
Terminals–KMP
Revenues from external customers	303.8	267.7
Intersegment revenues	0.3	0.2
Kinder Morgan Canada–KMP
Revenues from external customers	59.8	50.0
Power(a)
Revenues from external customers	2.8	6.6
Other
NGPL PipeCo LLC fixed fee revenue	11.8	11.5
Total segment revenues	2,157.9	1,829.1
Less: Total intersegment revenues	(0.3)	(0.2)
Total consolidated revenues	$2,157.6	$1,828.9

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended March 31,
	2010	2009
Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Products Pipelines–KMP(c)	$6.4	$145.4
Natural Gas Pipelines–KMP	220.6	200.0
CO2–KMP	266.6	191.7
Terminals–KMP	150.5	134.3
Kinder Morgan Canada–KMP	45.0	19.5
NGPL PipeCo LLC(d)	(419.6)	12.3
Power(a)	1.2	1.1
Total segment earnings before DD&A	270.7	704.3
Total segment depreciation, depletion and amortization	(282.3)	(264.8)
Total segment amortization of excess cost of investments	(1.4)	(1.4)
NGPL PipeCo LLC fixed fee revenue	11.8	11.5
General and administrative expenses	(115.7)	(92.9)
Unallocable interest and other, net of interest income(e)	(155.8)	(150.3)
Unallocable income tax benefit (expense)	93.0	(61.3)
Income (loss) from continuing operations	$(179.7)	$145.1

	March 31, 2010	December 31, 2009
Assets
Products Pipelines–KMP	$5,633.2	$5,614.7
Natural Gas Pipelines–KMP	10,017.6	9,956.7
CO2–KMP	4,179.6	4,230.5
Terminals–KMP	4,861.5	4,537.3
Kinder Morgan Canada–KMP	1,845.5	1,797.7
NGPL PipeCo LLC(d)	269.0	698.5
Power(a)	4.2	67.6
Total segment assets	26,810.6	26,903.0
Corporate assets(f)	577.4	683.3
Total consolidated assets	$27,388.0	$27,586.3
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment (see Note 13). This resulted in decreases to 2010 revenues, operating expenses and noncontrolling interests with no impact to segment earnings before DD&A as compared to 2009.

(b)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(c)	2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(d)	Includes a $430.0 million non-cash investment impairment charge (see Note 2).
(e)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(f)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Kinder Morgan, Inc. Form 10-Q

9.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company Note Receivable

KMP has a long-term note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee.  The note provides for semiannual payments of principal and interest on June 30 and December 31 each year, with a final principal payment due July 20, 2011.  The outstanding note receivable balance was $84.8 million as of March 31, 2010 and December 31, 2009.  Of this amount, $2.6 million was included within “Accounts, notes and interest receivable, net,” on the accompanying interim Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, and the remainder was included within “Notes receivable” at each reporting date.

Express US Holdings LP Note Receivable

KMP has a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture is denominated in Canadian dollars, due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of March 31, 2010 and December 31, 2009, the outstanding note receivable balance, representing the translated amount included in the accompanying Consolidated Financial Statements in U.S. dollars, was $111.8 million and $108.1 million, respectively, and we included these amounts within “Accounts, notes and interest receivable, net” in the accompanying interim Consolidated Balance Sheets.

Other Receivables and Payables

As of March 31, 2010 and December 31, 2009, our related party receivables (other than the note receivables discussed above) totaled $21.6 million and $19.9 million, respectively.  The March 31, 2010 amount consisted of (i) $19.3 million included within “Accounts, notes and interest receivable, net” and primarily related to receivables due from Kinder Morgan Midco LLC, Plantation Pipe Line Company and from the Express pipeline system and (ii) $2.3 million of natural gas imbalance receivables, included within “Other current assets.”  Our related party imbalance receivables are primarily due from NGPL.  The December 31, 2009 amount consisted of (i) $16.8 million included within “Accounts, notes and interest receivable, net” and primarily related to receivables due from Kinder Morgan Midco LLC, the Express pipeline system and NGPL and (ii) $3.1 million of natural gas imbalance receivables, primarily due from NGPL and included within “Other current assets.”

As of March 31, 2010 and December 31, 2009, our related party payables totaled $0.9 million and $1.2 million, respectively.  Both liabilities primarily consisted of amounts owed to RGZ, Inc., which has an equity interest in one of KMP’s investments, and we included these related party payable amounts within “Accounts payable” on the accompanying interim Consolidated Balance Sheets.

Revenues, Operating Costs and Interest, Net

Related-party revenues included in the accompanying interim Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2009, were $3.0 million and $5.5 million, respectively, and were primarily attributable to transactions with Plantation Pipe Line Company.

The caption “Gas purchases and other costs of sales” in the accompanying interim Consolidated Statements of Income includes related-party costs totaling $1.8 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively, which is primarily related to purchases from NGPL.

The caption “Interest, net” in the accompanying interim Consolidated Statements of Income includes related-party net interest income totaling $4.3 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively, which is primarily related to interest income from Plantation Pipe Line Company and Express US Holdings LP.

Kinder Morgan, Inc. Form 10-Q

NGPL PipeCo LLC Fixed Fee Revenue and Other Transactions

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (“Agreement”) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC.  The Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, plus a $43.2 million annual general and administration fixed fee charge (“Fixed Fee”), for services provided under the Agreement.  This Fixed Fee escalates at 3% each year until 2011 and is billed monthly.  For the three months ended March 31, 2010 and 2009, these Fixed Fees, included within the caption, “Product sales and other” in the accompanying interim Consolidated Statements of Income, totaled $11.8 million and $11.5 million, respectively.

Derivative Counterparties

As a result of our Going Private transaction, a number of individuals and entities became significant investors in us, and by virtue of the size of its ownership interest in us, one of those investors—Goldman Sachs Capital Partners and certain of its affiliates—remains a “related party” (as that term is defined in authoritative accounting literature) to us as of March 31, 2010.  Goldman Sachs has also acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, and Goldman Sachs effectively owned 49% of the terminal assets we acquired from US Development Group LLC.

In addition, we conduct energy commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs, and in conjunction with these activities, we are a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs.

The hedging facility requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have created both amounts receivable from and payable to Goldman Sachs affiliates.

The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with related parties and (ii) included within “Fair value of derivative contracts” in the accompanying interim Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Derivatives - asset (liability)
Current Assets: Fair value of derivative contracts	$1.5	$4.3
Assets: Fair value of derivative contracts	$17.4	$18.4
Current Liabilities: Fair value of derivative contracts	$(120.8)	$(96.8)
Long-term Liabilities and Deferred Credits: Fair value of derivative contracts	$(150.9)	$(190.8)

For more information on our risk management activities see Note 6.

10.  Income Taxes

Income taxes from continuing operations included in the accompanying interim Consolidated Statements of Income were as follows (in millions, except percentages):

	Three Months Ended March 31,
	2010	2009
Income taxes	$(95.5)	$80.6
Effective tax rate	34.7%	35.7%

The tax benefit for the three months ended March 31, 2010 is the result of a loss sustained during the period, primarily related to a NGPL PipeCo LLC investment impairment charge (see Note 2).  This tax benefit of approximately $95.5 million results in an effective tax rate of 34.7% from continuing operations, as compared with $80.6 million of tax expense for an effective tax rate of 35.7% for the same period in 2009.  The effective tax rate is lower than the statutory federal rate of 35% for the three months ended March 31, 2010 due to the net effect of

Kinder Morgan, Inc. Form 10-Q

consolidating KMP’s income tax provision, partially offset by state income taxes and a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC.

For the three months ended March 31, 2009, the effective rate was higher than the statutory federal rate primarily due to (i) additional tax expense for one-time non-cash deferred tax liability and expense adjustments associated with the Kinder Morgan Canada-KMP business segment, (ii) state income taxes and (iii) a decrease in our share of nondeductible goodwill associated with our investment in KMP.  These increases were partially offset by (i) the net effect of consolidating KMP’s income tax provision, (ii) a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC and (iii) adjustments to the our uncertain tax positions.

11. Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the three months ended March 31, 2010.  Additional information with respect to these proceedings can be found in Note 16 to the Consolidated Financial Statements included in our 2009 Form 10-K.  This note also contains a description of any material legal proceedings that were initiated against us during the three months ended March 31, 2010, and a description of any material events occurring subsequent to March 31, 2010 but before the filing of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP; ConocoPhillips Company as ConocoPhillips; Tesoro Refining and Marketing Company as Tesoro; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; ExxonMobil Oil Corporation as ExxonMobil; Tosco Corporation as Tosco; Ultramar Diamond Shamrock Corporation/Ultramar Inc. as Ultramar; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2;the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the United States Department of the Interior, Minerals Management Service as the MMS; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR;  the Texas Commission of Environmental Quality as the TCEQ; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; the North Carolina Department of Environment and Natural Resources as the NCDENR; the Florida Department of Environmental Protection as the Florida DEP; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Port Manatee Terminal LLC as KM PMT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation.  “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

Federal Energy Regulatory Commission Proceedings

▪
FERC Docket Nos. OR92-8, et al (West and East Line Rates)—Complainants: Chevron, Navajo, ARCO, BP, Western Refining, ExxonMobil, Tosco, and Texaco—Defendant: SFPP—Status:  Appeals pending at the D.C. Circuit;

▪	FERC Docket No. OR92-8-025 (Watson Drain-Dry Charge)—Complainants: BP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP—Status: Appeal denied by the D.C. Circuit;

▪	FERC Docket Nos. OR96-2, et al (All SFPP Rates)—Complainants: All shippers except Chevron—Defendant: SFPP—Status: Compliance filings pending with FERC;

▪	FERC Docket No. OR02-4 (All SFPP Rates)—Complainant: Chevron—Defendant: SFPP—Status: Appeal of complaint dismissal pending at the D.C. Circuit;

▪
FERC Docket Nos. OR03-5, OR04-3, OR05-4 & OR05-5 (West, East, North, and Oregon Line Rates)—Complainants: BP, ExxonMobil, ConocoPhillips, the Airlines—Defendant: SFPP—Status:  Exceptions to initial decision pending at FERC;

▪	FERC Docket Nos. OR07-1 & OR07-2 (North and West Line Rates)—Complainant: Tesoro—Defendant: SFPP—Status: Held in abeyance;

Kinder Morgan, Inc. Form 10-Q

▪
FERC Docket Nos. OR07-3 & OR07-6 (not consolidated) (2005-2006 Index Rate Increases)—Complainants: BP, Chevron, ConocoPhillips, ExxonMobil, Tesoro, and Valero Marketing—Defendant: SFPP—Status:  Appeal of dismissal by FERC pending at the D.C. Circuit;

▪	FERC Docket No. OR07-4 (All SFPP Rates)—Complainants: BP, Chevron, and ExxonMobil—Defendant: SFPP—Status: Held in abeyance;

▪
FERC Docket Nos. OR07-7, OR07-18, OR07-19 & OR07-22 (not consolidated) (Calnev Rates)—Complainants: Tesoro, Airlines, BP, Chevron, ConocoPhillips and Valero Marketing—Defendant: Calnev—Status:  Complaint amendments pending before FERC;

▪	FERC Docket No. OR07-20 (2007 Index Rate Increases)—Complainant: BP—Defendant: SFPP—Status: Appeal of dismissal by FERC pending at the D.C. Circuit;

▪	FERC Docket No. OR08-13 (Most SFPP Rates)—Complainants: BP and ExxonMobil—Defendant: SFPP—Status: Held in abeyance;

▪	FERC Docket No. IS05-230 (North Line Rates)—Protestants: shippers—Defendant: SFPP—Status: Exceptions to initial decision pending at FERC;

▪	FERC Docket No. IS08-390 (West Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Defendant: SFPP—Status: Exceptions to initial decision pending at FERC;

▪
FERC Docket No. IS09-375 (2009 Index Rate Increases)—Protestants: BP, ExxonMobil, Chevron, Tesoro, ConocoPhillips, Western, Navajo, Valero Marketing, and Southwest—Defendant: SFPP—Status:  Requests for rehearing of FERC dismissal pending before FERC;

▪	FERC Docket No. IS09-377 (2009 Index Rate Increases)—Protestants: BP, Chevron, and Tesoro—Defendant: Calnev—Status: Requests for rehearing of FERC dismissal pending before FERC;

▪	FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero, Chevron, Western Refining, and Southwest Airlines—Defendant: SFPP—Status: Pre-hearing stage;

▪
FERC Docket Nos. OR08-15/OR09-8 (consolidated) (2008 Index Increases)—Complainants:  BP/Chevron—Defendant:  SFPP—Status:  Complaints partially dismissed and remainder set for hearing; hearing held in abeyance pending settlement discussions;

▪
FERC Docket Nos. OR09-18/OR09-21 (not consolidated) (2008 and 2009 Index Increases)—Complainants: BP (for 2009)/Tesoro (for 2008 and 2009)—Defendant: SFPP—Status:  BP appeal of FERC dismissal pending at the D.C. Circuit;

▪	FERC Docket Nos. OR09-11/OR09-14 (not consolidated) (2007 and 2008 Page 700 Audit Request)—Complainants: BP/Tesoro—Defendant: Calnev—Status: BP appeal of FERC dismissal pending at the D.C. Circuit;

▪	FERC Docket Nos. OR09-12/OR09-16 (not consolidated) (2007 and 2008 Page 700 Audit Request)—Complainants: BP/Tesoro—Defendant: SFPP—Status: BP appeal of FERC dismissal pending at the D.C. Circuit;

▪	FERC Docket Nos. OR09-15/OR09-20 (not consolidated) (Calnev Rates)—Complainants: Tesoro/BP—Defendant: Calnev—Status: Complaints pending at FERC;

▪	FERC Docket Nos. OR09-17/OR09-22 (Most SFPP Rates) (not consolidated)—Complainants: Tesoro/BP—Defendant: SFPP—Status: BP appeal of FERC dismissal pending at the D.C. Circuit; and

▪	FERC Docket Nos. OR09-19/OR09-23 (not consolidated) (2009 Index Increases)—Complainants: Tesoro/BP—Defendant: Calnev—Status: BP appeal of FERC dismissal pending at the D.C. Circuit.

The tariffs and rates charged by SFPP and Calnev are subject to numerous ongoing proceedings at the FERC, including the above listed shippers’ complaints and protests regarding interstate rates on these pipeline systems.

Kinder Morgan, Inc. Form 10-Q

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

As to SFPP, the issues involved in these proceedings include, among others: (i) whether certain of KMP’s Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, and therefore deemed to be just and reasonable, (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged, (iii) whether indexed rate increases are justified and (iv) the appropriate level of return and income tax allowance KMP may include in its rates.  The issues involving Calnev are similar.

During 2009, SFPP made settlement payments to various shippers totaling approximately $15.5 million in connection with OR07-8, OR07-11, and IS08-28 and related dockets.  The IS08-28 settlement (East Line rates) was approved by the FERC in March 2009, and SFPP implemented reduced settlement rates effective May 1, 2009, along with refunds and settlement payments.  Due to reduced East Line volumes, SFPP terminated the IS08-28 settlement pursuant to its terms and filed for increased East Line rates (IS09-437), which were accepted and became effective January 1, 2010, subject to refund and investigation.

On April 16, 2010, KMP filed for approval with the FERC a settlement agreement that KMP reached with eleven of twelve shippers regarding various rate challenges previously filed with the FERC dating back to 1992.  With respect to the eleven shippers, thirty-one dockets will be resolved upon approval of the settlement agreement, and the FERC’s approval of the agreement is expected by the third quarter of 2010.  The agreement resolves all but two of the cases outstanding between SFPP and the eleven shippers, and KMP does not expect any material adverse impacts from the remaining two unsettled cases with the eleven shippers.  Following the FERC’s approval of the agreement, KMP anticipates paying a total of approximately $205 million to the eleven shippers.  The eleven shippers in the settlement are: Valero, ConocoPhillips, BP, ExxonMobil, Western Refining, Navajo, Tesoro and the Airlines (four collectively).  Chevron is the only shipper who is not a party to the settlement agreement.  Chevron’s dockets remain open and pending before the FERC.

The settlement resulted in a charge to earnings in the first quarter of 2010; however, due to our support, KMP still expects to distribute $4.40 in distributions per unit to its limited partners for 2010.  As a result of the payment called for under the settlement, KMP expects that a portion of its distributions for either the second or third quarter of 2010 will be a distribution of cash from Interim Capital Transactions (ICT Distribution) rather than a distribution of cash from operations.  As provided in the partnership agreement, we receive no incentive distribution on ICT Distributions.  Therefore, there will be no practical impact to KMP’s limited partners from this ICT Distribution because (i) the expected cash distribution to the limited partners will not change, (ii) fewer dollars in the aggregate will be distributed, because there will be no incentive distribution paid to us related to the portion of the quarterly distribution that is an ICT Distribution and (iii) we, in this instance, have agreed to waive any resetting of the incentive distribution target levels, as would otherwise occur according to KMP’s partnership agreement.  We will forgo approximately $100 million of incentive distributions in conjunction with KMP’s settlement with the eleven shippers.  Also, in the event subsequent payment or payments to Chevron are required, KMP expects to have sufficient cumulative cash from operations generated in excess of distributions so that distributions to its limited partners will not be affected.

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

On April 6, 2010, a CPUC administrative law judge issued a proposed decision in several intrastate rate cases involving SFPP and a number of its shippers.  The proposed decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance and allocation of environmental expenses that are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines.  Moreover, contrary to California law, the proposed decision orders refunds relating to these issues where the underlying rates were

Kinder Morgan, Inc. Form 10-Q

previously deemed reasonable by the CPUC.  Based on KMP’s review of these CPUC proceedings, KMP estimates that its maximum exposure is approximately $220 million in reparation and refund payments and if the determinations made in the proposed decision were applied prospectively in two pending cases this could result in approximately $30 million in annual rate reductions.

The proposed decision is advisory in nature and can be rejected, accepted or modified by the CPUC.  SFPP filed comments on May 3 outlining the errors in law and fact within the proposed decision and made oral argument before the full CPUC on May 5, 2010.  Further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken if warranted.  KMP does not expect the final resolution of this matter to have an impact on the expected distributions to its limited partners for 2010.

Carbon Dioxide Litigation

Gerald O. Bailey et al. v. Shell Oil Co. et al, Southern District of Texas Lawsuit

Kinder Morgan CO2, KMP and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the Southern District of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al. (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005).  The plaintiffs assert claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome unit, located in southwestern Colorado.  The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account.  Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. also assert claims as private relators under the False Claims Act, claims on behalf of the State of Colorado and Montezuma County, Colorado, and claims for violation of federal and Colorado antitrust laws.  The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief.  The defendants filed motions for summary judgment on all claims.

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

Kinder Morgan, Inc. Form 10-Q

the New Mexico federal district court in January 2009.  Plaintiffs appealed to the Tenth Circuit Court of Appeals.  On December 21, 2009, the Tenth Circuit Court of Appeals reversed the District Court and ruled that a new arbitration panel should be convened to decide the claims and defenses asserted by the parties.

MMS Notice of Noncompliance and Civil Penalty

On December 20, 2006, Kinder Morgan CO2 received from the MMS a “Notice of Noncompliance and Civil Penalty:  Knowing or Willful Submission of False, Inaccurate, or Misleading Information—Kinder Morgan CO2 Company, L.P., case no. CP07-001.”  This Notice, and the MMS’s position that Kinder Morgan CO2 has violated certain reporting obligations, relates to a disagreement between the MMS and Kinder Morgan CO2 concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties.

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

In July 2008, the parties reached a settlement of the Notice of Noncompliance and Civil Penalty, subject to final approval by the MMS and the Department of the Interior.  On January 28, 2010, a representative of the MMS notified Kinder Morgan CO2 that the Department of the Interior will not approve the settlement on its existing terms. The parties are engaged in renewed settlement discussions.

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

In July 2008, the parties reached a settlement of the March 2007 and August 2007 Orders to Report and Pay, subject to final approval by the MMS and the Department of the Interior.  On January 28, 2010, a representative of the MMS notified Kinder Morgan CO2 that the Department of the Interior will not approve the settlement on its existing terms.  The parties are engaged in renewed settlement discussions.

Colorado Severance Tax Assessment

On September 16, 2009, the Colorado Department of Revenue issued three Notices of Deficiency to Kinder Morgan CO2.  The Notices of Deficiency assessed additional state severance tax against Kinder Morgan CO2 with respect to carbon dioxide produced from the McElmo Dome unit for tax years 2005, 2006, and 2007.  The total

Kinder Morgan, Inc. Form 10-Q

amount of tax assessed was $5.7 million, plus interest of $1.0 million, plus penalties of $1.7 million.  Kinder Morgan CO2 protested the Notices of Deficiency and paid the tax and interest under protest.  Kinder Morgan CO2 is now awaiting the Colorado Department of Revenue’s response to the protest.

Montezuma County, Colorado Property Tax Assessment

In November of 2009, the County Treasurer of Montezuma County, Colorado, issued to Kinder Morgan CO2, as operator of the McElmo Dome unit, retroactive tax bills for tax year 2008, in the amount of $2 million.  Of this amount, 37.2% is attributable to Kinder Morgan CO2’s interest.  The retroactive tax bills were based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome unit was omitted from the 2008 tax roll due to an alleged over statement of transportation and other expenses used to calculate the net taxable value. Kinder Morgan CO2 paid the retroactive tax bills under protest and will file petitions for refunds of the taxes paid under protest and will vigorously contest Montezuma County’s position.

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

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal Sparrows Point, LLC and located in Sparrows Point, Maryland collapsed while being operated by KMBT.  According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds.  On June 24, 2009, Severstal filed suit against KMBT in the United States District Court for the District of Maryland, cause no. WMN 09CV1668.  Severstal alleges that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse.  Severstal seeks unspecified damages for value of the crane and lost profits.  KMBT denies each of Severstal’s allegations.

Kinder Morgan, Inc. Form 10-Q

JR Nicholls Tug Incident

On February 10, 2010, the JR Nicholls, a tugboat operated by one of KMP’s subsidiaries overturned and sank in the Houston Ship Channel.  Five employees were on board and four were rescued, treated and released from a local hospital.  The fifth employee died in the incident.  The U.S. Coast Guard shut down a section of the ship channel for approximately 60 hours.  Approximately 2,200 gallons of diesel fuel was released from the tugboat.  Emergency response crews deployed booms and contained the product, which is substantially cleaned up.  Salvage operations were commenced and the tugboat has been recovered.  A full investigation of the incident is underway.

Employee Matters

James Lugliani vs. Kinder Morgan G.P., Inc. et al. in the Superior Court of California, Orange County

James Lugliani, a former Kinder Morgan employee, filed suit in January 2010 against various Kinder Morgan affiliates.  On behalf of himself and other similarly situated current and former employees, Mr. Lugliani claims that the Kinder Morgan defendants have violated the wage and hour provisions of the California Labor Code and Business & Professions Code by failing to provide meal and rest periods; failing to pay meal and rest period premiums; failing to pay all overtime wages due; failing to timely pay wages; failing to pay wages for vacation, holidays and other paid time off; and failing to keep proper payroll records.  Defendants intend to vigorously defend the case.

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

Midcontinent Express Pipeline LLC Construction Incident

On July 15, 2009, a Midcontinent Express Pipeline LLC contractor and subcontractor were conducting a nitrogen pressure test on facilities at a Midcontinent Express Pipeline delivery meter station that was under construction in Smith County, Mississippi.  An unexpected release of nitrogen occurred during testing, resulting in one fatality and injuries to four other employees of the contractor or subcontractor. The United States Occupational Safety and Health Administration (“OSHA”) completed its investigation.  Neither Midcontinent Express Pipeline LLC nor KMP were cited for any violations by OSHA.

Pasadena Terminal Fire

On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas liquids terminal facility.  One of our employees was injured and subsequently died.  In addition, the pit 3 manifold was severely damaged.

On July 13, 2009, a civil lawsuit was filed by and on behalf of the family of the deceased employee entitled Brandy Williams et. al. v. KMGP Services Company, Inc. in the 133rd District Court of Harris County, Texas, case no. 2009-44321.  On December 28, 2009, the case was settled via an Agreed Judgment entered by the court, and the matter is now concluded.

Additionally, on January 8, 2010, a civil lawsuit was filed on behalf of the People of Texas and the TCEQ for alleged violations of the Texas Clean Air Act.  The lawsuit was filed in the 53rd Judicial District Court, Travis County, Texas and is entitled State of Texas v. Kinder Morgan Liquids Terminals, case no. D1GV10000017.  Specifically, the TCEQ alleges that KMP’s subsidiary, Kinder Morgan Liquids Terminals LLC, had an unauthorized emission event relating to the pit 3 fire at the Pasadena terminal.  KMP is currently in discussions with the TCEQ legal representatives and the Texas Attorney General’s office regarding resolution of this matter.  KMP does not expect any fines or penalties related to this matter to be material.

Kinder Morgan, Inc. Form 10-Q

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc., a third-party contractor to Rockies Express struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group.  The pipeline was ruptured, resulting in an explosion and fire.  The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming.  The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries.  The cause of the incident was investigated by the PHMSA.  In March 2008, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order, or NOPV, to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident.  The PHMSA issued a Final Order to El Paso on November 23, 2009.

The PHMSA has not issued any NOPV’s to Rockies Express, and KMP does not expect that it will do so.  Immediately following the incident, Rockies Express and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against KMP, Rockies Express and several other parties in the District Court of Harris County, Texas, 189th Judicial District, case number 2007-57916.  The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit.  KMP has asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers.  On March 25, 2008, KMP entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against it, Rockies Express and its contractors.  In January 2010, KMP entered into a settlement agreement with each of the remaining plaintiffs, effectively concluding this matter.  KMP was indemnified for the full amount of both settlements by one of Rockies Express’ contractors.

Charlotte, North Carolina

On January 17, 2010, KMP’s subsidiary Kinder Morgan Southeast Terminal LLC’s Charlotte #2 Terminal experienced an issue with a pollution control device known as the Vapor Recovery Unit, which led to a fire and release of gasoline from the facility to adjacent property and a small creek.  There were no injuries.  KMP is cooperating fully with state and federal agencies on the response and remediation.

Barstow, California

The United States Department of the Navy has alleged that historic releases of methyl tertiary-butyl ether, or MTBE from Calnev Pipe Line Company’s Barstow terminal (i) have migrated underneath the Navy’s Marine Corps Logistics Base in Barstow, (ii) have impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev and (iii) could affect the Barstow, California Marine Corps Logistic Base’s water supply system.  Although Calnev believes that it has meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for federal Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA) Removal Action to reimburse the Navy for $0.5 million in past response actions.

Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within KMP’s Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia, resulting in a release of approximately 1,400 barrels of crude oil.  The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet.  No injuries were reported.  To address the release, KMP initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the British Columbia Ministry of Environment, the National Energy Board (Canada), and the National Transportation Safety Board (U.S.).  Cleanup and environmental remediation is complete and KMP has received a British Columbia Ministry of Environment Certificate of Compliance confirming complete remediation.

The National Transportation Safety Board released its investigation report on the incident on March 18, 2009.  The report confirmed that an absence of pipeline location marking in advance of excavation and inadequate communication between the contractor and KMP’s subsidiary Kinder Morgan Canada Inc., the operator of the line, were the primary causes of the accident.  No directives, penalties or actions of Kinder Morgan Canada Inc. were required as a result of the report.

Kinder Morgan, Inc. Form 10-Q

On July, 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and KMP subsidiary Trans Mountain L.P.  The British Columbia Ministry of Environment claims that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Act.  KMP is of the view that the charges have been improperly laid against it, and it intends to vigorously defend against them.

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

Kinder Morgan, Inc. Form 10-Q

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

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners.  As of March 31, 2010 and December 31, 2009, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $372.6 million and $220.9 million, respectively.  The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates.  The overall change in the reserve from year-end 2009 includes a $158.0 million increase in expense associated with rate case liability adjustments in the first quarter of 2010 that increased expense.  We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463.

KMP’s subsidiary, Kinder Morgan Liquids Terminals LLC, is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles.  The lawsuit was stayed beginning in 2009 and remains stayed through the first half of 2010. The court may lift the stay in the second half of 2010. During the stay, the parties deemed responsible by the local regulatory agency have worked with that agency concerning the scope of the required cleanup. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including Kinder Morgan Liquids Terminals, LLC, have appealed those cleanup goals to the state agency.

Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that the plaintiff’s past damages exceed $2 million.  No trial date has yet been set.

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and ST Services, Inc.

On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County.  The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, later owned by Support Terminals.  The terminal is now owned by Pacific Atlantic Terminals, LLC, and it too is a party to the lawsuit.

The complaint seeks any and all damages related to remediating all environmental contamination at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit.  The parties engaged in court ordered mediation in 2008 through 2009, which did not result in settlement.  The trial judge has issued a Case Management Order and the parties are actively engaged in discovery.

Kinder Morgan, Inc. Form 10-Q

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil Corporation and KMP’s subsidiary Kinder Morgan Liquids Terminals LLC, formerly known as GATX Terminals Corporation.  The complaint was filed in Gloucester County, New Jersey.  Both ExxonMobil and Kinder Morgan Liquids Terminals, LLC filed third party complaints against Support Terminals seeking to bring Support Terminals into the case.  Support Terminals filed motions to dismiss the third party complaints, which were denied.  Support Terminals is now joined in the case and it filed an Answer denying all claims.  The court has consolidated the two cases.

The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility.  The costs and damages that the plaintiffs seek include cleanup costs and damages to natural resources.  In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions.  At the time of this report, the plaintiffs have filed a report asserting that the cost of natural resource restoration is $81 million.  Defendants vigorously dispute that estimate.  In addition, KMP believes that any damages, including restoration damages, would be the responsibility of the other co-defendants under applicable law and indemnity agreements between the parties.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against KMP and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility.  The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL.  On September 26, 2007, KMP removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB.  Discovery has commenced and the court has set a trial date of January 24, 2012. The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property.  On January 19, 2010, the City filed a notice of intent to file an additional claim under the Resource Conservation and Recovery Act.  KMP has been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

Kinder Morgan Port Manatee Terminal, Palmetto, Florida

On June 18, 2009, KM PMT received a Revised Warning Letter from the Florida DEP, advising it of possible regulatory and air permit violations regarding operations at its Port Manatee, Florida terminal.  KMP previously conducted a voluntary internal audit at this facility in March 2008 and identified various environmental compliance and permitting issues primarily related to air quality compliance.  KMP self-reported its findings from this audit in a self-disclosure letter to the Florida DEP in March, 2008.  Following the submittal of its self-disclosure letter, the agency conducted numerous inspections of the air pollution control devices at the terminal and issued this Revised Warning Letter.  In addition, KM PMT has received a subpoena from the U.S. Department of Justice for production of documents related to the service and operation of the air pollution control devices at the terminal.

In February 2010, KM PMT entered into a plea agreement with the U.S. Attorney’s office for the Middle District of Florida to resolve the air permit violations at KMP’s Port Manatee terminal that occurred between 2001 and 2008. During this period of time, former local terminal management failed to disclose and address the operational condition of control equipment at the facility, as required by the Clean Air Act.  To resolve the matter, KM PMT has entered into a plea agreement concerning criminal violations of the Clean Air Act and has agreed to pay a fine of $750,000 and a community service payment of $250,000 to the National Fish & Wildlife Foundation.  In addition, in order to resolve the matter with the Florida DEP, KM PMT has entered into a civil Consent Order with the Florida DEP under which it has agreed to implement an Environmental Compliance Plan and to pay $336,000 in civil penalties and costs.  KMP has fully cooperated with the government’s investigation, and has taken appropriate measures at the terminal, including replacing and repairing control equipment, adding new equipment, terminating certain employees, and retraining current employees on proper environmental procedures.

Kinder Morgan, EPA Section 114 Information Request

On January 8, 2010, Kinder Morgan, Inc., on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express Pipeline LLC, received a Clean Air Act Section 114 information request

Kinder Morgan, Inc. Form 10-Q

from the U.S. Environmental Protection Agency, Region V.  This information request requires that the three affiliated companies provide the EPA with air permit and various other information related to their natural gas pipeline compressor station operations in Illinois, Indiana, and Ohio.  The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.

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

We are currently involved in several governmental proceedings involving alleged violations of environmental and safety regulations.  As we receive notices of non-compliance, we negotiate and settle these matters.  We do not believe that these alleged violations will have a material adverse effect on our business.

We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under administrative orders or related state remediation programs.  We have established a reserve to address the costs associated with the cleanup.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact.  As of March 31, 2010, we have accrued an environmental reserve of $84.8 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations.  In addition, as of March 31, 2010, we have recorded a receivable of $8.6 million for expected cost recoveries that have been deemed probable.  As of December 31, 2009, our environmental reserve totaled $86.3 million and our estimated receivable for environmental cost recoveries totaled $4.3 million.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Kinder Morgan, Inc. Form 10-Q

12.  Regulatory Matters

Below is a brief description of our ongoing regulatory matters, including any material developments that occurred during the first three months of 2010.  This note also contains a description of any material regulatory matters initiated during the first three months of 2010 in which we are involved.

NGPL PipeCo LLC Section 5 Proceeding

On November 19, 2009, NGPL PipeCo LLC was notified by the Federal Energy Regulatory Commission (“FERC”) of a proceeding against it pursuant to section 5 of the Natural Gas Act (the “Order”).  The proceeding instituted an investigation into the justness and reasonableness of NGPL PipeCo LLC’s transportation and storage rates as well as its fuel and natural gas lost percentages.  On April 22, 2010, the FERC Staff filed a motion on behalf of the active participants in the proceeding, including NGPL PipeCo LLC, stating that the parties had reached a settlement in principle and requesting a suspension of the procedural schedule to permit the parties to memorialize their agreement.  The Staff’s motion was granted on April 23, 2010.  The parties are in the process of drafting the settlement agreement which is anticipated to be filed in mid-June 2010.  Also, see Note 2 “Investments, Acquisitions and Divestitures—NGPL PipeCo LLC Investment Impairment Charge.”

Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline LLC Meeker to Cheyenne Expansion Project

Pursuant to certain rights exercised by EnCana Gas Marketing USA as a result of its foundation shipper status on the former Entrega Gas Pipeline LLC facilities (now part of the Rockies Express Pipeline), Rockies Express Pipeline LLC requested authorization to construct and operate certain facilities that will comprise its Meeker, Colorado to Cheyenne Hub expansion project.  The proposed expansion will add natural gas compression at its Big Hole compressor station located in Moffat County, Colorado, and its Arlington compressor station located in Carbon County, Wyoming.  Upon completion, the additional compression will permit the transportation of an additional 200 million cubic feet per day of natural gas from (i) the Meeker Hub located in Rio Blanco County, Colorado northward to the Wamsutter Hub located in Sweetwater County, Wyoming; and (ii) the Wamsutter Hub eastward to the Cheyenne Hub located in Weld County, Colorado.

By FERC order issued July 16, 2009, Rockies Express Pipeline LLC was granted authorization to construct and operate this project, and it commenced construction on August 4, 2009.  The expansion is fully contracted.  The additional compression at the Big Hole compressor station was made available as of December 9, 2009 and the additional compression at the Arlington compressor station is expected to be operational in August 2010.  The total FERC authorized cost for the proposed project is approximately $78 million; however, Rockies Express Pipeline LLC is currently projecting that the final actual cost will be approximately $25 million less.

Kinder Morgan Interstate Gas Transmission Pipeline - Huntsman 2009 Expansion Project

KMIGT has filed an application with the FERC for authorization to construct and operate certain storage facilities necessary to increase the storage capability of the existing Huntsman Storage Facility, located near Sidney, Nebraska.  KMIGT also requested approval of new incremental rates for the project facilities under its currently effective Cheyenne Market Center Service Rate Schedule CMC-2.  When fully constructed, the proposed facilities will create incremental firm storage capacity for up to one million dekatherms of natural gas, with an associated injection capability of approximately 6,400 dekatherms per day and an associated deliverability of approximately 10,400 dekatherms per day.  As a result of an open season, KMIGT and one shipper executed a firm precedent agreement for 100% of the capacity to be created by the project facilities for a five-year term.  By FERC order issued September 30, 2009, KMIGT was granted authorization to construct and operate the project, and construction of the project commenced on October 12, 2009.  KMIGT received FERC approval to commence the expanded storage service effective February 1, 2010.

Kinder Morgan Louisiana Pipeline LLC (KMLP) – Docket No. CP06-449-000

On April 16, 2009, KMP’s subsidiary Kinder Morgan Louisiana Pipeline LLC received authorization from the FERC to begin service on Leg 2 of the approximately 133-mile, 42-inch diameter Kinder Morgan Louisiana Pipeline.  Natural gas transportation service on Leg 2 commenced April 18, 2009, and on June 21, 2009, Kinder Morgan Louisiana Pipeline LLC completed pipeline construction and placed the remaining portion of the pipeline

Kinder Morgan, Inc. Form 10-Q

system into service.  The Kinder Morgan Louisiana Pipeline project cost approximately $1 billion to complete and provides approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal, located in Cameron Parish, Louisiana, to various delivery points in Louisiana.  The pipeline interconnects with multiple third-party pipelines and all of the capacity on the pipeline system has been fully subscribed by Chevron U.S.A Inc. and Total Gas & Power North America, Inc. under 20-year firm transportation contracts.  Total’s contract became effective on June 21, 2009, and Chevron’s contract became effective on October 1, 2009.

Midcontinent Express Pipeline LLC – Docket Nos. CP08-6-000 and CP09-56-000

On April 10, 2009, Midcontinent Express Pipeline LLC placed Zone 1 of the Midcontinent Express natural gas pipeline system into interim service.  Zone 1 extends from Bennington, Oklahoma to the interconnect with Columbia Gulf Transmission Company in Madison Parish, Louisiana.  It has a design capacity of approximately 1.5 billion cubic feet per day.  On August 1, 2009, construction of the pipeline was completed, and Zone 2 was placed into service.  Zone 2 extends from the Columbia Gulf interconnect to the terminus of the system in Choctaw County, Alabama.  It has a design capacity of approximately 1.2 billion cubic feet per day.  In an order issued September 17, 2009, the FERC approved Midcontinent Express’ (i) amendment to move one compressor station in Mississippi and modify the facilities at another station in Texas (both stations were among the facilities certificated in the July 2008 Order authorizing the system’s original construction); and (ii) request to expand the capacity in Zone 1 by 0.3 billion cubic feet per day (this expansion is expected to be completed as early as June 2010).

The Midcontinent Express Pipeline is owned by Midcontinent Express Pipeline LLC, a 50/50 joint venture between us and Energy Transfer Partners, L.P.  The pipeline originates near Bennington, Oklahoma and extends from southeast Oklahoma, across northeast Texas, northern Louisiana and central Mississippi, and terminates at an interconnection with the Transco Pipeline near Butler, Alabama.  The approximate 500-mile natural gas pipeline system connects the Barnett Shale, Bossier Sands and other natural gas producing regions to markets in the eastern United States, and substantially all of the pipeline’s capacity—including all incremental pipeline capacity that is expected to be phased in during the second and third quarters of 2010—is fully subscribed with long-term binding commitments from creditworthy shippers.  Including expansions, the current estimated cost of the entire Midcontinent Express pipeline project is approximately $2.3 billion (consistent with KMP’s April 21, 2010 first quarter earnings press release).

Fayetteville Express Pipeline LLC – Docket No.CP09-433-000

Construction is now underway on all phases of the previously announced Fayetteville Express Pipeline project.  The Fayetteville Express Pipeline is owned by Fayetteville Express Pipeline LLC, another 50/50 joint venture between us and Energy Transfer Partners, L.P.  The Fayetteville Express Pipeline is a 187-mile, 42-inch diameter natural gas pipeline that will begin in Conway County, Arkansas, continue eastward through White County, Arkansas, and will terminate at an interconnection with Trunkline Gas Company’s pipeline in Panola County, Mississippi.  The pipeline will have an initial capacity of two billion cubic feet per day, and has currently secured binding commitments for at least ten years totaling 1.85 billion cubic feet per day of capacity.

On December 17, 2009, the FERC approved and issued the pipeline’s certificate application authorizing pipeline construction, and initial construction on the project began in January 2010.  Pending regulatory approvals, the pipeline is expected to begin interim service in the fourth quarter of 2010 and be fully in service by the end of 2010. The total costs of this pipeline project are estimated to be below $1.2 billion (consistent with KMP’s April 21, 2010 first quarter earnings press release and below the original budget of $1.3 billion).

13. Recent Accounting Pronouncements

Accounting Standards Updates

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-16 amended the Codification’s “Transfers and Servicing” Topic to include the provisions included within the FASB’s previous Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” issued June 12, 2009.  ASU No. 2009-17 amended the Codification’s “Consolidations” Topic to include the provisions included within the FASB’s previous SFAS No. 167,

Kinder Morgan, Inc. Form 10-Q

“Amendments to FASB Interpretation No. 46(R),” also issued June 12, 2009.  These two Updates change the way entities must account for securitizations and special-purpose entities.  ASU No. 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.

For us, both Updates were effective January 1, 2010; however, the adoption of these ASUs did not have a material impact on our consolidated financial statements.  The principal impact of ASU No. 2009-17 is that, effective January 1, 2010, we no longer consolidate Triton Power Company LLC in our consolidated financial statements.  There is no impact to “Net Income Attributable to Kinder Morgan, Inc.” relating to the exclusion of Triton Power Company LLC, however, we have shown the excluded Triton Power Company LLC’s $17.5 million cash and cash equivalent balance at December 31, 2009 as a “Deconsolidation of variable interest entity due to the implementation of ASU 2009-17” in the accompanying interim Consolidated Statement of Cash Flows for the three months ended March 31, 2010.  In addition, as a result of the implementation of ASU 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, in our consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This ASU requires both the gross presentation of activity within the Level 3 fair value measurement roll forward and the details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies certain disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.  For us, this ASU was effective January 1, 2010 (except for the Level 3 roll forward which is effective for us January 1, 2011); however, because this ASU pertains to disclosure requirements only, the adoption of this ASU did not have a material impact on our consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related notes and (ii) the Consolidated Financial Statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

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

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2009 Form 10-K.  There have not been any significant changes in these policies and estimates during the three months ended March 31, 2010.  Furthermore, with regard to our goodwill impairment testing, there has been no change during the three months ended March 31, 2010 indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

Impact of the Purchase Method of Accounting on Segment Earnings

As further disclosed in Note 2 of Notes to Consolidated Financial Statements in our 2009 Form 10-K, on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity.  This transaction is referred to in this report as “the Going Private transaction.”  Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

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

Kinder Morgan, Inc. Form 10-Q

Results of Operations

Consolidated

	Three Months Ended March 31,
	2010	2009	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$6.4	$145.4	$(139.0)	(96	) %
Natural Gas Pipelines–KMP(c)	220.6	200.0	20.6	10%
CO2–KMP(d)	266.6	191.7	74.9	39%
Terminals–KMP(e)	150.5	134.3	16.2	12%
Kinder Morgan Canada–KMP(f)	45.0	19.5	25.5	131%
NGPL PipeCo LLC(g)	(419.6)	12.3	(431.9)	(3,511	) %
Power	1.2	1.1	0.1	9%
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	270.7	704.3	(433.6)	(62	) %

Depreciation, depletion and amortization expense	(282.3)	(264.8)	(17.5)	(7	) %
Amortization of excess cost of equity investments	(1.4)	(1.4)	-	-
NGPL PipeCo LLC fixed fee revenue(h)	11.8	11.5	0.3	3%
General and administrative expense(i)	(115.7)	(92.9)	(22.8)	(25	) %
Unallocable interest and other, net(j)	(155.8)	(150.3)	(5.5)	(4	) %
Income (loss) from continuing operations before income taxes	(272.7)	206.4	(479.1)	(232	) %
Unallocable income tax benefit (expense)(a)	93.0	(61.3)	154.3	252%
Income (loss) from continuing operations	(179.7)	145.1	(324.8)	(224	) %
Loss from discontinued operations, net of tax	(0.2)	(0.2)	-	-
Net income (loss)	(179.9)	144.9	(324.8)	(224	) %
Net loss (income) attributable to noncontrolling interests	19.0	(29.6)	48.6	164%
Net income (loss) attributable to Kinder Morgan, Inc.	$(160.9)	$115.3	$(276.2)	(240	) %
____________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes. Segment earnings include KMP’s allocable income tax benefit of $2.5 million and income tax expense of $19.3 million for the three months ended March 31, 2010 and 2009, respectively.

(b)
2010 amount includes a $158.0 million expense associated with rate case liability adjustments and a $0.5 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.  2009 amount includes a $0.6 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions.

(c)
2010 amount includes a $0.9 million unrealized gain on derivative contracts used to hedge forecasted natural gas sales and a $0.4 million increase in income from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition.  2009 amount includes a $1.3 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas. 2009 amount also includes a $0.8 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
2010 amount includes a $5.4 million unrealized gain on derivative contracts used to hedge forecasted crude oil sales. Also, 2010 and 2009 amounts include increases in segment earnings resulting from valuation adjustments of $13.4 million and $24.3 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2010 amount includes a $0.4 million decrease in income related to storm and flood clean-up and repair activities. 2009 amount includes a $0.4 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(f)	2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of the previously established deferred tax liability
(g)	Includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million; see Note 2 of the accompanying Notes to Consolidated Financial Statements.
(h)	See Note 9 of the accompanying Notes to Consolidated Financial Statements.
(i)
Includes unallocated litigation and environmental expenses.  2010 amount includes (i) a $1.6 million increase in legal expense associated with certain items such as legal settlements and pipeline failures, (ii) a $1.4 million increase in expense for certain asset and business acquisition costs, and (iii) a $0.3 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2009 amount includes a $0.1 million increase in expense for certain Express pipeline system acquisition costs and a $0.6 million decrease in expense related to capitalized overhead costs associated with

Kinder Morgan, Inc. Form 10-Q

the 2008 hurricane season.
(j)	2010 and 2009 amounts include increases in imputed interest expense of $0.4 million and $0.5 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.

Net income attributable to Kinder Morgan, Inc.’s stockholder totaled $115.3 million in the first quarter of 2009 as compared to a $160.9 million loss in the first quarter of 2010.  Our total revenues for the comparative periods were $1,828.9 million and $2,157.6 million, respectively.  The decrease in total segment earnings before DD&A for the first quarter of 2010 is primarily due to a non-cash NGPL PipeCo LLC investment impairment charge.

Products Pipelines–KMP

	Three Months Ended March 31,
	2010	2009
	(In millions, except operating statistics)
Revenues	$207.5	$188.2
Operating expenses(a)	(208.9)	(49.0)
Earnings from equity investments	4.5	3.5
Interest income and Other, net-income(b)	2.6	2.8
Income tax benefit (expense)	0.7	(0.1)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$6.4	$145.4

Gasoline (MMBbl)(c)	93.8	95.6
Diesel fuel (MMBbl)	32.8	35.5
Jet fuel (MMBbl)	24.8	26.8
Total refined product volumes (MMBbl)	151.4	157.9
Natural gas liquids (MMBbl)	5.9	4.8
Total delivery volumes (MMBbl)(d)	157.3	162.7
Ethanol (MMBbl)(e)	7.2	5.1
____________
(a)	2010 amount includes a $158.0 million expense associated with rate case liability adjustments.
(b)
2010 and 2009 amounts include a $0.5 million increase in income and a $0.6 million decrease in income, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.

(c)	Volumes include ethanol pipeline volumes.
(d)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.
(e)	Represents total ethanol volumes including ethanol pipeline volumes.

The certain items related to the Products Pipelines-KMP business segment and described in the footnotes to the table above decreased earnings by $157.5 million in the first quarter of 2010 and by $0.6 million in the first quarter of 2009 (accounting for a $156.9 million decrease in earnings before depreciation, depletion and amortization in the first quarter of 2010, when compared to the first quarter a year ago).  Following is information related to the increases and decreases in the segment’s (i) remaining $17.9 million (12%) increase in earnings before depreciation, depletion and amortization; and (ii) $19.3 million (10%) increase in operating revenues:

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$9.7	15%		$10.7	12%
Southeast Terminals	4.6	40%		4.8	27%
Calnev Pipeline	2.4	20%		1.5	9%
Central Florida Pipeline	1.2	10%		1.0	7%
West Coast Terminals	1.2	7%		1.1	5%
Cochin Pipeline	(2.6)	(23	) %	(0.2)	(2	) %
All others (including intrasegment eliminations)	1.4	8%		0.4	2%
Total Products Pipelines-KMP	$17.9	12%		$19.3	10%

Kinder Morgan, Inc. Form 10-Q

Overall, the Products Pipelines-KMP business segment reported strong operating results in the first quarter of 2010 as earnings before depreciation, depletion and amortization expenses increased $17.9 million (12%), when compared to the first quarter of 2009.  With the exception of the Cochin pipeline system, which was impacted by certain favorable liability adjustments recorded in the first quarter of 2009, all of the assets and operations included in the Products Pipelines-KMP business segment reported higher earnings in the first quarter of 2010, when compared to the first quarter a year ago.  For all assets combined, the segment benefited from a 41% increase in total ethanol volumes handled in the first quarter of 2010, and although the growing use of ethanol as part of the domestic fuel supply tends to reduce other refined products pipeline volumes, KMP believes the capital investments it has made for ethanol storage and blending infrastructure have enabled it to recover the decreases in revenues and cash flows resulting from lower pipeline transport volumes.
The primary increases and decreases in segment earnings before depreciation, depletion and amortization for the two comparable quarterly periods were attributable to the following:

▪
a $9.7 million (15%) increase in earnings from KMP’s Pacific operations—driven by a $10.7 million (12%) increase in operating revenues consisting of (i) a $7.6 million (12%) increase in mainline delivery revenues, due to higher average tariff rates, which more than offset an overall 3% drop in mainline delivery volumes and (ii) a $3.1 million increase in terminal revenues, primarily related to incremental ethanol handling services;

▪
a $4.6 million (40%) increase in earnings from KMP’s Southeast terminal operations—related largely to a $4.8 million (27%) increase in revenues that was chiefly attributable to increased ethanol throughput and storage activities;

▪
a $2.4 million (20%) increase in earnings from KMP’s Calnev Pipeline—driven by a $1.5 million (9%) increase in revenues attributable mainly to higher average tariff rates compared to the first quarter last year, and to a $0.7 million (37%) reduction in combined fuel and power expenses primarily due to a 2% decrease in total refined products delivery volumes;

▪	a $1.2 million (10%) increase in earnings from KMP’s Central Florida Pipeline—driven by incremental ethanol revenues and higher refined products delivery revenues;

▪
a $1.2 million (7%) increase in earnings from KMP’s West Coast terminal operations—driven by incremental biodiesel revenues from its liquids facilities located in Portland, Oregon, and from an incremental contribution from the terminals’ Portland, Oregon Airport pipeline, which was acquired on July 31, 2009; and

▪
a $2.6 million (23%) decrease in earnings from KMP’s Cochin pipeline system—related mainly to a $1.7 million decrease from higher operating expenses and a $1.4 million decrease from lower other non-operating income, when compared to the first quarter of 2009.  Both decreases were primarily related to favorable settlements reached in the first quarter of 2009 with the seller of the remaining approximate 50.2% interest in the Cochin pipeline system that KMP purchased on January 1, 2007.

Kinder Morgan, Inc. Form 10-Q

Natural Gas Pipelines–KMP

	Three Months Ended March 31,
	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$1,236.7	$1,051.7
Operating expenses(b)	(1,051.5)	(890.5)
Other income(c)	-	(0.8)
Earnings from equity investments	33.8	26.6
Interest income and Other, net-income	2.2	14.7
Income tax expense	(0.6)	(1.7)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$220.6	$200.0

Natural gas transport volumes (Bcf)(d)	633.7	508.4
Natural gas sales volumes (Bcf)(e)	189.0	203.7
____________
(a)	2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition.
(b)
2010 amount includes a $0.9 million unrealized gain (from a decrease in natural gas purchase costs) on derivative contracts used to hedge forecasted natural gas sales.  2009 amount includes a $1.3 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas.  Beginning in the second quarter of 2008, KMP’s Casper and Douglas gas processing operations discontinued hedge accounting, and the last of the related derivative contracts expired in December 2009.

(c)
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

Combined, the certain items related to the Natural Gas Pipelines-KMP business segment and described in the footnotes to the table above increased earnings and revenues by $1.3 million and $0.4 million, respectively, in the first quarter of 2010, and decreased earnings by $2.1 million in the first quarter of 2009 (accounting for a $3.4 million increase in earnings before depreciation, depletion and amortization in the first quarter of 2010, when compared to the first quarter a year ago).  Following is information related to the increases and decreases in the segment’s (i) remaining $17.2 million (9%) increase in earnings before depreciation, depletion and amortization and (ii) remaining $184.6 million (18%) increase in operating revenues:

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$10.5	n/a		$15.1	n/a
Midcontinent Express Pipeline	5.4	n/a		-	-
Kinder Morgan Louisiana Pipeline	5.3	61%		17.0	n/a
Casper and Douglas gas processing	2.1	74%		14.9	106%
Texas Intrastate Natural Gas Pipeline Group	(9.0)	(8	) %	141.3	15%
All others	2.9	4%		(3.6)	(5	) %
Intrasegment eliminations	-	-		(0.1)	(27	) %
Total Natural Gas Pipelines-KMP	$17.2	9%		$184.6	18%

The overall increase in the Natural Gas Pipelines-KMP segment’s earnings before depreciation, depletion and amortization expenses in the first quarter of 2010 versus the first quarter of 2009 was driven by incremental contributions from KMP’s Kinder Morgan Gas Treating operations, and from both its 50%-owned Midcontinent Express pipeline system and its fully-owned Kinder Morgan Louisiana natural gas pipeline system.  KMP’s first

Kinder Morgan, Inc. Form 10-Q

quarter 2010 results were negatively impacted by a portion of its 50%-owned Rockies Express-East pipeline segment being shutdown due to a pipeline girth weld failure that occurred on November 14, 2009.  Partial service was restored on January 27, 2010, with full service being restored on February 6, 2010.  The shutdown cost KMP approximately $15 million in demand charge credits in 2010.

KMP acquired the Kinder Morgan Gas Treating operations on October 1, 2009, and the operations consist of multiple natural gas treating plants, predominantly located in Texas and Louisiana, which are used to remove impurities and liquids from natural gas in order to meet pipeline quality specifications.  Combined, the acquired assets contributed incremental earnings before depreciation, depletion and amortization of $10.5 million, revenues of $15.1 million and operating expenses of $4.6 million.

The incremental equity earnings in the first quarter of 2010 from KMP’s investment in the Midcontinent Express pipeline system relates to the start-up of natural gas transportation service in 2009.  Midcontinent Express commenced interim service for Zone 1 on April 10, 2009, full Zone 1 service on May 21, 2009, and full Zone 2 service on August 1, 2009.

The Kinder Morgan Louisiana natural gas pipeline system also commenced limited natural gas transportation service in April 2009, and construction was fully completed and transportation service on the system’s remaining portions began in full on June 21, 2009.  The overall incremental earnings in the first quarter of 2010 consisted of a $13.3 million increase in operating income (revenues less operating expenses), offset by an $8.0 million decrease in non-operating other income (primarily consisting of higher non-cash allowances for capital funds used during construction in the first quarter of 2009).

The $2.1 million (74%) increase in earnings before depreciation, depletion and amortization from KMP’s Casper Douglas gas processing operations was attributable to higher natural gas processing margins in the first quarter of 2010.

The $9.0 million (8%) decrease in earnings from KMP’s Texas intrastate natural gas pipeline group in the first quarter of 2010 versus the first quarter of 2009 was primarily due to the following (i) an $11.1 million decrease in earnings from storage activities, (ii) a $3.3 million decrease in earnings from lower interest income due to a one-time natural gas loan to a single customer in 2009, (iii) a $1.2 million decrease in earnings from higher operating expenses, primarily related to higher pipeline integrity expenses and (iv) a $7.3 million increase in earnings from net processing activities.

In the comparable first quarter periods of 2010 and 2009, KMP’s Texas intrastate natural gas pipeline group accounted for 45% and 53%, respectively, of the segment’s earnings before depreciation, depletion and amortization expenses, 90% and 92%, respectively, of the segment’s revenues, and 96% and 97%, respectively, of the segment’s operating expenses.  The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three month periods primarily relate to the natural gas purchase and sale activities of KMP’s intrastate group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.  The group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines.  Because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs.

Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended March 31,
	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$335.2	$253.2
Operating expenses	(79.1)	(66.6)
Earnings from equity investments	6.5	5.8
Income tax expense	4.0	(0.7)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$266.6	$191.7

Carbon dioxide delivery volumes (Bcf)(b)	191.0	212.8
SACROC oil production (gross)(MBbl/d)(c)	30.0	30.0
SACROC oil production (net)(MBbl/d)(d)	25.0	25.0
Yates oil production (gross)(MBbl/d)(c)	25.6	26.5
Yates oil production (net)(MBbl/d)(d)	11.4	11.7
Natural gas liquids sales volumes (net)(MBbl/d)(d)	9.7	8.9
Realized weighted average oil price per Bbl(e)(f)	$60.50	$43.85
Realized weighted average natural gas liquids price per Bbl(f)(g)	$55.06	$28.10
____________
(a)
2010 amount includes a $5.4 million unrealized gain (from an increase in revenues) on derivative contracts used to hedge forecasted crude oil sale prices. Also, 2010 and 2009 amounts include increases in segment earnings resulting from valuation adjustments of $13.4 million and $24.3 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
(c)	Represents 100% of the production from the field. KMP owns an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit.
(d)	Net to KMP, after royalties and outside working interests.
(e)	Includes all of KMP’s crude oil production properties.
(f)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(g)	Includes production attributable to leasehold ownership and production attributable to KMP’s ownership in processing plants and third party processing agreements.

The CO2-KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.  We refer to the segment’s two primary businesses as its “Sales and Transportation Activities” and its “Oil and Gas Producing Activities.”

As described in footnote (a) to the table above, for the three month period ended March 31, 2010, combined, the certain items account for a decrease in the CO2-KMP segment’s earnings before depreciation, depletion and amortization and revenues of $5.5 million when comparing the period-to-period change.  For each of the segment’s two primary businesses, the following is information related to the remaining increases and decreases, in the comparable three month periods of 2010 and 2009, of the segment’s (i) $80.4 million (48%) increase in earnings before depreciation, depletion and amortization and (ii) $87.5 million (38%) increase in operating revenues:

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$7.0	11%	$3.8	6%
Oil and Gas Producing Activities	73.4	69%	81.9	47%
Intrasegment eliminations	-		1.8	12%
Total CO2-KMP	$80.4	48%	$87.5	38%

Kinder Morgan, Inc. Form 10-Q

The segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the comparable three month periods of 2010 versus 2009 was primarily due to higher earnings from its oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants.  The increase in earnings from oil and gas producing activities in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the following:

▪
an increase of $79.0 million (47%) in combined crude oil and natural gas plant products sales revenues, mainly due to increases of $16.65 and $26.96, in the realized weighted average price per barrel for crude oil and natural gas liquids, respectively, and partly to a 9% increase in natural gas liquids sales volumes that was due in part to the lingering effect in 2009 from the 2008 hurricane season; and

▪
a decrease of $8.5 million (12%) due to higher oil and gas related operating expenses, primarily due to higher gas processing costs related to increased gas volumes, and to higher fuel and power expenses.

The segment’s overall $7.0 million (11%) increase in earnings before depreciation, depletion and amortization expenses from its sales and transportation activities for the comparable three month periods was primarily due to (i) a $4.7 million increase due to lower income tax expenses, (ii) a $3.8 million increase from higher operating revenues primarily associated with higher prices received for carbon dioxide sales in the first quarter of 2010 and (iii) a $2.2 million (20%) decrease due to higher operating expenses.  For the CO2–KMP segment combined, total carbon dioxide delivery volumes decreased 10% compared to the first quarter of 2009.  The decrease was mainly due to the lower consumption of new carbon dioxide at both the SACROC and Yates units, although third-party sales actually increased relative to the first quarter last year.

Terminals–KMP

	Three Months Ended March 31,
	2010	2009
	(In millions, except operating statistics)
Revenues	$304.1	$267.9
Operating expenses(a)	(155.9)	(133.6)
Other income(b)	1.3	0.5
Earnings from equity investments	0.2	0.1
Interest income and Other, net-income (expense)	0.9	(0.1)
Income tax expense	(0.1)	(0.5)
Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$150.5	$134.3

Bulk transload tonnage (MMtons)(c)	21.4	19.3
Ethanol (MMBbl)	15.4	8.6
Liquids leaseable capacity (MMBbl)	57.9	54.2
Liquids utilization %	96.2%	97.3%
__________
(a)	2010 amount includes a $0.4 million increase in expense related to storm and flood clean-up and repair activities.
(b)
2009 amount includes a $0.4 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes for acquired terminals are included for both periods.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. KMP groups the bulk and liquids terminal operations into regions based on geographic location and/or primary operating function.  This structure allows the management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

The segment’s operating results in the first quarter of 2010 include incremental contributions from strategic terminal acquisitions.  Since the first quarter of 2009, KMP has invested approximately $230.8 million in cash and $81.7 million in common units to acquire various terminal assets and operations, and combined, the acquired

Kinder Morgan, Inc. Form 10-Q

terminal operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $6.5 million, revenues of $14.8 million, and operating expenses of $8.3 million in the first quarter of 2010.  All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the first three months of 2010, and do not include increases or decreases during the same months KMP owned the assets in 2009.  For more information on the terminal assets and operations KMP acquired in the first quarter of 2010, see Note 2 “Investments, Acquisitions and Divestitures—Acquisitions” to the accompanying Consolidated Financial Statements.

For all other terminal operations (those owned during identical periods in both 2010 and 2009), the certain items described in the footnotes to the table above had no impact on earnings before depreciation, depletion and amortization expenses for the three months ended March 31, 2010 when compared to the same period last year.  The following is information for these terminal operations, for each of the comparable three month periods and by terminal operating region, related to (i) the remaining $9.7 million (7%) increase in earnings before depreciation, depletion and amortization and (ii) the $21.4 million (8%) increase in operating revenues:

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
West	$8.2	99%		$13.2	73%
Mid River	2.4	63%		5.5	42%
Southeast	1.6	16%		3.5	16%
Gulf Coast	1.5	5%		2.9	7%
Texas Petcoke	(5.5)	(29	) %	(4.7)	(13	) %
All others	1.5	2%		0.9	1%
Intrasegment eliminations	-	-		0.1	60%
Total Terminals-KMP	$9.7	7%		$21.4	8%

The overall quarter-to-quarter increase in earnings before depreciation, depletion and amortization expenses from the West region terminals was primarily due to (i) a $4.9 million overall increase in earnings from the Canadian terminal assets, consisting of a $2.6 million increase due to incremental business and higher rate tonnage in the first quarter of 2010, and a $2.3 million increase due to favorable currency impacts from a strengthening of the Canadian dollar since the end of the first quarter last year and (ii) a $2.3 million increase in earnings from the Longview, Washington terminal, driven by increased agricultural exports, relative to the first quarter of 2009.

The quarter-to-quarter increase in earnings from both the Mid-River and Southeast terminals, which are located in the Central and Southeast regions of the U.S., was primarily driven by incremental business activity (including increased import/export activity) involving the handling and storage of steel and alloy products.  Although KMP’s steel handling business remains below pre-recession levels, the increased business activity in the first quarter of 2010 reflects a favorable change from the economic downturn that resulted in drops in tonnage, revenues, and earnings at KMP’s various owned or operated terminal facilities during 2009.  For the Terminals-KMP segment combined, bulk traffic tonnage increased by 2.1 million tons (11%) in the first quarter of 2010 versus the same prior year quarter.

The increases in earnings and revenues from KMP’s Gulf Coast terminals reflect favorable results from its Pasadena and Galena Park, Texas liquids facilities located along the Houston Ship Channel.  The earnings increase was driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates) and to the completion of various terminal expansion projects that increased liquids tank capacity since the end of the first quarter of 2009.  For all liquids terminals combined, expansion projects completed since the end of the first quarter of 2009 increased KMP’s liquids terminals’ leasable capacity to 57.9 million barrels, up 6.8% from a capacity of 54.2 million barrels at the end of the first quarter last year.

The overall increases in segment earnings before depreciation, depletion and amortization and in segment revenues in the comparable first quarter periods of 2010 and 2009 from terminals owned in both comparable quarters were partly offset by lower operating results from KMP’s Texas Petcoke facilities.  The decrease in earnings from KMP’s Texas Petcoke operations which provide handling and trucking services for petroleum coke, sulfur and other products in and around Southeast Texas was primarily due to a lower average rate per ton of petroleum coke moved in the first quarter of 2010.  The lower rate in the first quarter of 2010 resulted largely from a

Kinder Morgan, Inc. Form 10-Q

decrease in Producer Price Index escalators in certain key customer contracts, when compared to the first quarter last year.

Kinder Morgan Canada–KMP

	Three Months Ended March 31,
	2010	2009
	(In millions, except operating statistics)
Revenues	$59.8	$50.0
Operating expenses	(19.5)	(15.2)
Earnings from equity investments	0.4	0.3
Interest income and Other, net-income	5.8	0.7
Income tax expense(a)	(1.5)	(16.3)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$45.0	$19.5

Transport volumes (MMBbl)(b)	23.8	22.5
____________
(a)
2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability.

(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada-KMP business segment includes the operations of the Trans Mountain, Express, and Jet Fuel pipeline systems.  As described in footnote (a) to the table above, the segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the three months ended March 31, 2010, compared to the same period of 2009, included an increase of $14.9 million primarily related to non-cash regulatory adjustments to income tax expense recorded in the first quarter of 2009.  For each of the segment’s three primary businesses, following is information related to the increases and decreases, in the comparable three month periods of 2010 and 2009, of the segment’s (i) remaining $10.6 million (31%) increase in earnings before depreciation, depletion and amortization and (ii) $9.8 million (20%) increase in operating revenues:

Three months ended March 31, 2010 versus Three months ended March 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$9.6	32%	$9.0	18%
Jet Fuel Pipeline	0.9	226%	0.8	107%
Express Pipeline	0.1	3%	-	-
Total Kinder Morgan Canada–KMP	$10.6	31%	$9.8	20%

The segment’s overall increases in both earnings before depreciation, depletion and amortization expenses and in revenues in the first quarter of 2010 versus the first quarter of 2009 were primarily due to higher results from the Trans Mountain pipeline system.  The quarter-to-quarter increases in Trans Mountain’s earnings and revenues were driven primarily by favorable currency impacts, due to a strengthening of the Canadian dollar since the end of the first quarter last year.

NGPL PipeCo LLC

	Three Months Ended March 31,
	2010	2009
	(In millions)
Earnings (loss) from equity investments(a)	$(419.6)	$12.3
____________
(a)	Includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million; see Note 2 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan, Inc. Form 10-Q

The certain item we recorded related to the NGPL PipeCo LLC business segment as described in footnote (a) to the table above decreased our earnings by $430.0 million in the first quarter of 2010.  Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level (which does not give effect to the investment impairment charge that we recorded), which when multiplied by our 20% ownership interest, equals the remaining $1.9 million (15%) decrease in our equity earnings.

NGPL PipeCo LLC’s net income decreased by $9.5 million (15%) from $61.8 million in the first quarter of 2009 to $52.3 million in the first quarter of 2010.  Revenues decreased by $53.5 million (19%) from $289.1 million in the first quarter of 2009 to $235.6 million in the first quarter of 2010 due to (i) a $36.9 million decrease in operational gas sales revenues and (ii) a $17.2 million decrease in transportation and storage revenues, offset by a $0.6 increase in other revenues.  Gross profit (total revenues less gas purchases and other costs of sales) decreased by $18.3 million (8%) from $226.5 million in the first quarter of 2009 to $208.2 million in the first quarter of 2010.  Gross profit in the first quarter of 2010 was negatively affected, relative to 2009, by (i) a $15.3 million reduction in gross profit from transportation and storage services, (ii) a $13.5 million reduction in gross profit resulting from reduced in-kind fuel recoveries from shippers and reduced natural gas prices and (iii) a $2.6 million reduction in other miscellaneous items affecting gross profit. These negative impacts in 2010 gross profit, relative to 2009, were offset by the fact that 2009 results include a $13.1 million reduction in the carrying value of our current storage gas inventories to reflect the reduced market price of natural gas. NGPL PipeCo LLC’s results were also impacted in the first quarter of 2010, relative to 2009, by (i) a $4.4 million reduction in operations and maintenance expenses due principally to reduced power costs for electric compressors and (ii) a $4.9 million reduction in income tax expense due principally to the reduction in pre-tax income.  These positive impacts were offset by a $0.5 million decrease in pre-tax income from other miscellaneous income and expense items.

Power

The Power segment revenues primarily consist of operating fees from our operation of Triton Power Michigan LLC’s Jackson, Michigan 550-megawatt natural gas fired electric power plant.

	Three Months Ended March 31,
	2010	2009
	(In millions)
Revenues(a)	$2.8	$6.6
Operating expenses and noncontrolling interests(a)	(1.6)	(5.5)
Segment earnings before DD&A	$1.2	$1.1
___________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment. This resulted in decreases to 2010 revenues, operating expenses and noncontrolling interests with no impact to segment earnings before DD&A as compared to 2009.

Power’s segment earnings before DD&A increased by $0.1 million for the three months ended March 31, 2010 as compared to the same periods in 2009, primarily due to a decrease in dispatch volumes.

Other

	Three Months Ended March 31,
	2010	2009
	(In millions)
Kinder Morgan, Inc. general and administrative expense	$(14.6)	$(10.4)
KMP general and administrative expense	(101.1)	(82.5)
Consolidated general and administrative expense	$(115.7)	$(92.9)

Interest, net	$(150.6)	$(142.0)
Other, net(a)	(5.2)	(8.3)
Unallocable interest and other, net	$(155.8)	$(150.3)
____________
(a)	“Other, net” primarily represents offset to interest income shown above and included in segment earnings.

Kinder Morgan, Inc. Form 10-Q

Consolidated general and administrative expense increased $22.8 million (24.5%) in the first quarter of 2010 compared to the first quarter of 2009.  The $18.6 million (22.5%) increase in KMP expenses in the first quarter of 2010 included increases of (i) $6.6 million from higher employee benefit and payroll tax expenses, (ii) $3.3 million due to a decrease in capitalized overhead expenses (other than benefits and payroll taxes) and (iii) $2.5 million due to higher overall corporate insurance expenses.  The increase in benefit and payroll tax expenses was mainly due to cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force.  The drop in capitalized expenses was due to fewer overhead expenses meeting the criteria for capitalization relative to the first quarter of 2009, and the increase in insurance expenses was largely due to an incremental premium tax incurred in the first quarter of 2010.  Kinder Morgan, Inc.’s general and administrative expense includes a $3.7 million increase in legal costs in the first quarter of 2010 as compared to the first quarter of 2009 associated with the litigation related to the Going Private transaction.

We report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our unallocable interest expense increased $8.6 million (6.1%) in the first quarter of 2010, versus the first quarter last year.  The increase in interest expense was primarily attributable to KMP’s higher average debt balances in the first quarter of 2010, but was partially offset by lower effective interest rates on our debt balances relative to the first quarter of 2009.

KMP’s average borrowings for the first three months of 2010 increased 25% compared to the first three months of 2009, primarily due to the capital expenditures and joint venture contributions it has made since the end of the first quarter of 2009, driven primarily by continued investment in the Natural Gas Pipelines-KMP, CO2–KMP, and Terminals-KMP business segments.  However, due to a general drop in variable interest rates since the end of the first quarter of 2009, the weighted average interest rate on all of KMP’s borrowings decreased 15% in the first quarter of 2010, when compared to the first quarter last year.

We and KMP use interest rate swap agreements to transform a portion of the underlying cash flows related to long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve a desired mix of fixed and variable rate debt, and in periods of falling interest rates, these swaps result in period-to-period decreases in our interest expense. As of March 31, 2010, approximately 49% of our $14,006.4 million consolidated debt balance (excluding the value of interest rate swap agreements) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to the accompanying Consolidated Financial Statements.

Income Taxes

Out total tax benefit from continuing operations for the three months ended March 31, 2010 was approximately $95.5 million, as compared to tax expense of $80.6 million for the same period in 2009.  The $176.1 million decrease in tax expense is due primarily to (i) the tax impact of significantly lower pretax earnings in 2010 (primarily an impairment of our investment in NGPL PipeCo LLC), (ii) non-cash deferred tax liability and expense adjustments associated with the Kinder Morgan Canada-KMP business segment in 2009, (iii) lower state income taxes, and (iv) changes in nondeductible goodwill.  The decrease is partially offset by lower tax benefits recorded for the Company’s uncertain tax positions.  Our effective tax rate for the three months ended March 31, 2010 was 34.7% from continuing operations as compared to 35.7% for the same period in 2009.

Kinder Morgan Energy Partners, L.P.

At March 31, 2010, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 34.1 million limited partner units of KMP.  These units, which consist of 16.4 million common units, 5.3 million Class B units and 12.4 million i-units, represent approximately 11.4% of the total outstanding limited partner interests of KMP.  In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships.  Together, our limited partner and general partner interests represented approximately 13.2% of KMP’s total equity interests at March 31, 2010.  As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximately 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our 2009 Form 10-K contains additional information concerning KMP’s partnership

Kinder Morgan, Inc. Form 10-Q

distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between Kinder Morgan G.P., Inc., as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests.

On February 12, 2010, KMP paid a quarterly distribution of $1.05 per common unit for the fourth quarter of 2009, of which $200.5 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units.  This distribution matched the $1.05 distribution per unit KMP paid in February 2009 for the fourth quarter of 2009.  On April 21, 2010, KMP declared a cash distribution of $1.07 per common unit for the first quarter of 2010, which is payable on May 14, 2010 to unitholders of record as of April 30, 2010. This distribution is 2% higher than the $1.05 per unit distribution KMP made for the first quarter of 2009.

In November 2009, KMP announced that it expected to declare cash distributions of $4.40 per unit for 2010, a 4.8% increase over its cash distributions of $4.20 per unit for 2009.  Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes.

KMP’s expected growth in distributions in 2010 assumes an average West Texas Intermediate (“WTI”) crude oil price of approximately $84 per barrel (with some minor adjustments for timing, quality and location differences) in 2010, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2010 budget), KMP currently expects to realize an average WTI crude oil price of approximately $85.50 per barrel in 2010.  Furthermore, for 2010, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact its CO2 segment’s cash flows by approximately $6 million (or less than 0.2% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).  This sensitivity to the average WTI price is very similar to what KMP experienced in 2009.

KMP does not expect the $4.40 per unit distribution to its limited partners for 2010 to be impacted by any settlement payment it may be required to make for reparations sought by its shippers on its West Coast Products Pipelines’ interstate pipelines due to our support.  We have agreed to bear approximately $100 million of the settlement impact in order for KMP to maintain distributions to its limited partners and to preserve its cumulative cash generated in excess of distributions.  This will be achieved through a distribution of cash from an interim capital transaction, which is described in KMP’s partnership agreement.

Financial Condition

General

We believe that we and our subsidiaries and investments, including KMP, have liquidity and access to financial resources, as demonstrated through the generation of strong cash flows from operations—generating $438.7 million and $213.3 million in cash from operations in the first three months of 2010 and 2009, respectively.  We provide for additional liquidity by maintaining (i) an adequate cash balance (we had $137.1 million of cash and cash equivalents on hand as of March 31, 2010), (ii) access to both long-term debt and equity funding sources and (iii) adequate availability of credit capacity (we had available credit capacity of approximately $817.2 million under Kinder Morgan, Inc.’s $1.0 billion bank credit facility and KMP had available credit capacity of approximately $793.4 million under its bank credit facility as of March 31, 2010, discussed below in both “―Credit Ratings and Capital Market Liquidity” and “―Short-term Liquidity”).

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures, which do not increase the capacity of an asset), expansion capital expenditures, KMP’s quarterly distributions to its public common unitholders and our stockholder dividends.  In addition to utilizing cash generated from operations, KMP’s cash requirements for expansion capital expenditures can be met through borrowings under its senior unsecured revolving bank credit facility, issuing long-term notes or additional common units, or the proceeds from purchases of additional KMP’s i-units by KMR with the proceeds from issuances of additional KMR shares.  Our cash requirements continue to be met through cash from our operations and borrowings under our secured revolving bank credit facility.

Kinder Morgan, Inc. Form 10-Q

Dividends

We anticipate paying future quarterly dividends in amounts equal to our free cash flow subject to any reserves we believe are necessary for infrequent, non-recurring and/or extraordinary items.  We define free cash flow as cash distributions and dividends received less cash paid for interest, taxes, capital expenditures and general and administrative expenses. Our dividend philosophy, as well as the declaration and payment of dividends are subject to the sole discretion of our Board of Directors, are reconsidered every quarter and could change at any time.  On February 16, 2010, we paid a cash dividend on our common stock of $150.0 million to our sole stockholder, which then made dividends to Kinder Morgan Holdco LLC.  On April 21, 2010, our Board of Directors declared a dividend of $175.0 million that is payable on May 17, 2010.

Credit Ratings and Capital Market Liquidity

During the first quarter of 2009, KMP amended its $1.85 billion bank credit facility to remove Lehman Brothers Commercial Bank as a lender, thus reducing its bank credit facility by $63.3 million.

On February 25, 2010, Standard & Poor’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed KMP’s long-term credit rating at BBB, and raised KMP’s short-term credit rating to A-2 from A-3.  The rating agency’s revisions reflected its expectations that KMP’s financial profile will improve due to lower guaranteed debt obligations and higher expected cash flows associated with the completion and start-up of the Rockies Express, Midcontinent Express and Kinder Morgan Louisiana natural gas pipeline systems. As a result of this upward revision to KMP’s short-term rating, KMP currently has limited access to the commercial paper market that was not available prior to this rating change.  However, in the near term KMP expects that its financing and its short-term liquidity needs will continue to be met primarily through borrowings made under its bank credit facility.  Nevertheless, KMP’s ability to satisfy its financing requirements or fund its planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy and terminals industries and other financial and business factors, some of which are beyond its control.

Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable) at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc., respectively.

Some of KMP’s customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  These financial problems may arise from the current financial crises, changes in commodity prices or otherwise.  KMP has been and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers.  KMP cannot provide assurance that one or more of its current or future financially distressed customers will not default on its obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows; however, KMP believes it has provided adequate allowance for such customers.

Short-term Liquidity

Our principal sources of short-term liquidity are Kinder Morgan, Inc.’s revolving bank facility, KMP’s revolving bank facility and cash provided by operations.  These facilities can be used for the respective entity’s general corporate or partnership purposes and as a backup for KMP’s commercial paper program.

The following represents the revolving credit facilities that were available to Kinder Morgan, Inc. and its subsidiaries, short-term debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting outstanding letters of credit and outstanding borrowings under the credit facilities and KMP’s commercial paper program.

Kinder Morgan, Inc. Form 10-Q

	At March 31, 2010
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
Kinder Morgan, Inc.
$1.0 billion, six-year secured revolver, due May 2013	$112.6	$817.2

KMP
$1.79 billion, five-year unsecured revolver, due August 2010(a)	$740.0	$793.4
____________
(a)	KMP plans to negotiate a renewal of its bank credit facility before its maturity date.

Our outstanding short-term debt as of March 31, 2010 was $2,599.9 million, primarily consisting of (i) $112.6 million in outstanding borrowings under Kinder Morgan, Inc.’s senior secured credit facility, (ii) $750.0 million in principal amount of 5.35% series senior notes that mature on January 5, 2011, (iii) $700.0 million in principal amount of KMP’s 6.75% senior notes that mature March 15, 2011, (iv) $675.0 million in outstanding borrowings under KMP’s bank credit facility, (v) $250.0 million in principal amount of KMP’s 7.50% senior notes that mature November 1, 2010 and (vi) $65.0 million of KMP’s commercial paper borrowings. As of December 31, 2009, our outstanding short-term debt was $768.7 million.

Working capital—current assets minus current liabilities—can also be used to measure how much in liquid assets a company has available to build its business, and we had working capital deficits of $2,754.2 million as of March 31, 2010 and $933.9 million as of December 31, 2009. The unfavorable change from year-end 2009 was primarily due to higher short-term debt obligations of KMP as of March 31, 2010 (discussed above). Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances. As a result, our working capital balance could return to a surplus in future periods. A working capital deficit is not unusual for us or for other companies similar in size and scope to us, and we believe that our working capital deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.

Capital Expenditures

Including both sustaining and discretionary spending, our capital expenditures were $223.8 million in the first quarter of 2010, versus $417.6 million in the same year-ago period.  Our sustaining capital expenditures, defined as capital expenditures which do not increase the capacity of an asset, totaled $37.7 million in the first quarter of 2010, compared to $26.7 million for the first quarter of 2009.  These sustaining expenditure amounts include KMP’s proportionate share of both Rockies Express Pipeline LLC’s and Midcontinent Express Pipeline LLC’s sustaining capital expenditures—less than $0.1 million in both first quarter periods.  Additionally, our forecasted expenditures for the remaining nine months of 2010 for sustaining capital expenditures are approximately $169.6 million—including approximately $0.1 million for KMP’s proportionate shares of Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations.  In addition to utilizing cash generated from their own operations, Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities, issuing their own long-term notes, or with proceeds from contributions received from their equity owners.

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary.  The discretionary capital expenditures reflected in the accompanying interim Consolidated Statements of Cash Flows for the first quarter of 2010 and 2009 were $186.1 million and $390.9 million, respectively.  The period-to-period decrease in discretionary capital expenditures was mainly due to higher capital expenditures made during the first three months of 2009 on KMP’s major natural gas pipeline projects and on the expansions and improvements within its Terminals-KMP and CO2-KMP business segments.  Generally, KMP funds

Kinder Morgan, Inc. Form 10-Q

its discretionary capital expenditures, and its investment contributions through borrowings under its bank credit facility. To the extent this source of funding is not sufficient, KMP generally funds additional amounts through the issuance of long-term notes or common units for cash.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$438.7	$213.3	$225.4
Investing activities	(498.3)	(500.8)	2.5
Financing activities	34.5	280.3	(245.8)

Effect of exchange rate changes on cash	(3.4)	(0.9)	(2.5)

Net increase in cash and cash equivalents	$(28.5)	$(8.1)	$(20.4)

Operating Activities

The net increase of $225.4 million (105.7%) in cash provided by operating activities in the three months ended March 31, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $107.0 million increase in cash from overall higher net income after adjusting for non-cash items, including a $430.0 million pre-tax impairment charge on our investment in NGPL PipeCo and a $158.0 million expense related to rate case liability adjustments, both recorded in the first quarter of 2010.  The period-to-period increase in net income from our seven reportable business segments in the first three months of 2010 versus the first three months of 2009 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

▪
a $268.1 million increase in cash inflows relative to net changes in working capital items, primarily driven by (i) a $138.3 million decrease in cash used for income tax payments, net of refunds, (ii) a $91.6 million increase in cash from the collection and payment of trade and related party receivables and payables and (iii) a $22.0 million increase in cash due to higher reductions, in the first quarter of 2009, in KMP’s deferred revenue obligations.  These increases in cash inflows were partially offset by a $15.3 million decrease in cash due to higher interest payments in the first quarter of 2010 (net of interest collections), mainly due to higher average borrowings (partially offset by lower average interest rates and by interest received in the first quarter of 2010 relating to an interest rate swap agreement) relative to the first quarter a year ago; and

▪
a $144.4 million decrease in cash from an interest rate swap termination payment KMP received in January 2009, when it terminated a fixed-to-variable interest rate swap agreement having a notional principal amount of $300 million and a maturity date of March 15, 2031.

Investing Activities

The net decrease in cash used in investing activities in the three months ended March 31, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $193.8 million decrease in cash used for capital expenditures—largely due to the higher investment undertaken in the first quarter of 2009 to construct KMP’s Kinder Morgan Louisiana Pipeline and to expand and improve the Terminals-KMP business segment;

▪
a $38.2 million decrease in cash used due to lower contributions to equity investees in the first quarter of 2010.  The decrease was driven by a $40.5 million decrease in combined contributions made to Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, and Fayetteville Express Pipeline.  In the first

Kinder Morgan, Inc. Form 10-Q

▪	quarter of 2010, KMP contributed $130.5 million to Rockies Express Pipeline LLC and during the first quarter last year, KMP contributed a combined $171.0 million to these three pipeline projects;

▪
a $23.8 million decrease in cash used due to lower period-to-period payments for margin and restricted deposits largely associated with KMP’s energy commodity hedges in the first quarter of 2010, when compared to the first quarter of 2009;

▪
a $14.2 million decrease in cash used due primarily to higher net proceeds received in the first quarter of 2010 from property casualty insurance settlements related both to assets damaged during the 2008 hurricane season and to a vessel dock damaged at KMP’s International Marine Terminals facility in March 2008;

▪
a $73.9 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received from equity investments in the first quarter of 2010—chiefly due to incremental capital distributions of $47.6 million received from KMP’s equity investment in Rockies Express Pipeline LLC and $16.6 million received from our equity investment in NGPL PipeCo LLC in excess of cumulative earnings from each equity investment;

▪
a $225.8 million increase in cash used for the acquisition of assets and investments.  The increase was driven by the $115.7 million in cash KMP paid to acquire three unit train ethanol handling terminals from US Development Group LLC in January 2010, and by the $97.0 million KMP paid to acquire certain terminal assets from Slay Industries in March 2010 (both acquisitions are discussed further in Note 2 to the Notes to Consolidated Financial Statements);

▪
a $98.1 million increase in cash used due to repayments KMP received, in the first quarter of 2009, from a $109.6 million loan it made in December 2008 to a single customer of its Texas intrastate natural gas pipeline group.  KMP received the remaining $11.5 million loan balance in the second quarter of 2009; and

▪
a $17.5 million increase in cash used resulting from the deconsolidation of Triton Power Company LLC from our consolidated financial statements upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010.  Triton Power Company LLC is now treated as an equity investment (see Note 13 of the Notes to the Consolidated Financial Statements).

Financing Activities

The net decrease in cash provided by financing activities in the three months ended March 31, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $287.9 million decrease in cash provided by noncontrolling interest contributions primarily reflecting the $287.9 million in combined proceeds received by KMP for the issuance of approximately 6.3 million common units in the first three months of 2009;

▪	a $100.0 million increase in cash used to pay dividends;

▪	a $25.0 million increase in cash used for noncontrolling interest distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners;

▪
a $154.1 million increase in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs.  The increase in cash in the first quarter of 2010 was driven by (i) $90.3 million in net incremental borrowings under Kinder Morgan, Inc.’s bank credit facility and (ii) the $250.0 million KMP paid on February 1, 2009 to retire the principal amount of its 6.30% senior notes that matured on that date.  Incremental borrowings under KMP’s commercial paper program in the first quarter of 2010 were largely offset by lower net borrowings under its bank credit facility; and

▪	a $14.8 million increase in cash from net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet presented for payment.

Kinder Morgan, Inc. Form 10-Q

Off Balance Sheet Arrangements

Except as set forth under “—Contingent Debt—Rockies Express Pipeline LLC Debt—Subsequent Event” in Note 4 to the accompanying Consolidated Financial Statements, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2009 in our 2009 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 13 of the accompanying Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.  In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to service debt or to pay dividends are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪
changes in tariff rates charged by our or those of KMP’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, or other regulatory agencies or the California Public Utilities Commission;

▪	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as the ability to expand our facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

▪	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

▪
changes in crude oil and natural gas production from exploration and production areas that we or KMP serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta, Canada oil sands;

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

▪
our ability to offer and sell equity securities, and KMP’s ability to offer and sell equity securities and its ability to sell debt securities or obtain debt financing in sufficient amounts to implement that portion of our or KMP’s business plans that contemplates growth through acquisitions of operating businesses and assets and expansions of facilities;

▪
our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared to our

Kinder Morgan, Inc. Form 10-Q

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

▪
the extent of KMP’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

▪	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

▪	the ability to complete expansion projects on time and on budget;

▪	the timing and success of KMP’s and our business development efforts; and

▪	unfavorable results of litigation and the fruition of contingencies referred to in Note 11 of the accompanying Notes to Consolidated Financial Statements.

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

See Item 1A “Risk Factors” of our 2009 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements.  When considering forward-looking statements, one should keep in mind the risk factors described in our 2009 Form 10-K.  The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2009, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2009 Form 10-K. For more information on our risk management activities, see Note 6 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan, Inc. Form 10-Q

Item 4.  Controls and Procedures.

As of March 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 of the accompanying Notes to Consolidated Financial Statements entitled “Litigation, Environmental and Other Contingencies” in Part 1, Item 1, which is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2009 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

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

31.1*	—	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________
*Filed herewith

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date: May 10, 2010	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)