Form 10-Q
period 2010-06-30
KINDER MORGAN, INC.
filed 2010-08-09
CIK 54502

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of outstanding shares of Common stock, $0.01 par value, as of July 30, 2010 was 100 shares.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Natural gas sales	$848.1	$716.9	$1,865.6	$1,605.6
Services	751.7	652.1	1,490.2	1,313.5
Product sales and other	391.1	324.3	792.7	603.1
Total Revenues	1,990.9	1,693.3	4,148.5	3,522.2

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	847.9	709.5	1,864.5	1,575.1
Operations and maintenance	319.2	273.0	773.7	529.4
Depreciation, depletion and amortization	269.7	256.8	552.0	521.6
General and administrative	104.8	84.1	220.5	177.0
Taxes, other than income taxes	40.8	23.4	86.2	62.4
Other expense (income)	3.1	(0.2)	1.8	0.1
Total Operating Costs, Expenses and Other	1,585.5	1,346.6	3,498.7	2,865.6

Operating Income	405.4	346.7	649.8	656.6

Other Income (Expense)
Earnings (loss) from equity investments	60.9	49.2	(313.3)	97.8
Amortization of excess cost of equity investments	(1.5)	(1.5)	(2.9)	(2.9)
Interest, net	(156.4)	(139.3)	(307.0)	(281.3)
Other, net	(2.3)	20.3	4.3	30.9
Total Other Income (Expense)	(99.3)	(71.3)	(618.9)	(155.5)

Income from Continuing Operations Before Income Taxes	306.1	275.4	30.9	501.1

Income Tax Benefit (Expense)	(45.8)	(67.0)	49.7	(147.6)

Income from Continuing Operations	260.3	208.4	80.6	353.5

Income (Loss) from Discontinued Operations, Net of Tax	-	0.7	(0.2)	0.5

Net Income	260.3	209.1	80.4	354.0

Net Income Attributable to Noncontrolling Interests	(214.3)	(79.3)	(195.3)	(108.9)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$46.0	$129.8	$(114.9)	$245.1

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$144.7	$165.6
Restricted deposits	61.8	52.5
Accounts, notes and interest receivable, net	859.8	921.6
Inventories	101.5	71.9
Gas in underground storage	50.8	43.5
Fair value of derivative contracts	44.5	20.8
Other current assets	78.9	109.7
Total current assets	1,342.0	1,385.6

Property, plant and equipment, net	16,858.6	16,803.5
Investments	4,271.0	3,695.6
Notes receivable	188.5	190.6
Goodwill	4,802.4	4,744.3
Other intangibles, net	354.5	259.8
Fair value of derivative contracts	588.0	293.3
Deferred charges and other assets	173.2	213.6
Total Assets	$28,578.2	$27,586.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$2,466.3	$768.7
Cash book overdrafts	43.8	36.6
Accounts payable	583.0	620.8
Accrued interest	302.3	292.1
Accrued taxes	58.2	58.6
Deferred revenues	78.3	76.1
Fair value of derivative contracts	189.1	272.0
Accrued other current liabilities	189.1	194.6
Total current liabilities	3,910.1	2,319.5

Long-term liabilities and deferred credits
Long-term debt
Outstanding	12,305.7	12,779.7
Preferred interest in general partner of Kinder Morgan Energy Partners, L.P.	100.0	100.0
Value of interest rate swaps	793.8	361.0
Total long-term debt	13,199.5	13,240.7
Deferred income taxes	1,893.2	2,039.9
Fair value of derivative contracts	150.3	469.6
Other long-term liabilities and deferred credits	598.0	670.5
Total long-term liabilities and deferred credits	15,841.0	16,420.7

Total Liabilities	19,751.1	18,740.2

Commitments and contingencies (Notes 4 and 11)
Stockholders’ Equity
Common stock – authorized and outstanding – 100 shares, par value $0.01 per share	-	-
Additional paid-in capital	7,863.3	7,845.7
Retained deficit	(3,946.3)	(3,506.3)
Accumulated other comprehensive loss	(104.6)	(167.9)
Total Kinder Morgan, Inc. stockholder’s equity	3,812.4	4,171.5
Noncontrolling interests	5,014.7	4,674.6
Total Stockholders’ Equity	8,827.1	8,846.1
Total Liabilities and Stockholders’ Equity	$28,578.2	$27,586.3

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net Income	$80.4	$354.0
Adjustments to reconcile net income to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	0.2	(0.6)
Depreciation, depletion and amortization	552.0	521.6
Deferred income taxes	(199.0)	15.8
Amortization of excess cost of equity investments	2.9	2.9
Income from the allowance for equity funds used during construction	(0.6)	(20.3)
Loss from the sale or casualty of property, plant and equipment and other net assets	1.9	0.1
(Earnings) loss from equity investments	313.3	(97.8)
Distributions from equity investments	101.9	122.7
Proceeds from termination of interest rate swap agreements	-	144.4
Pension contributions in excess of expense	-	(13.7)
Changes in components of working capital
Accounts receivable	67.0	175.2
Inventories	(29.7)	(11.2)
Other current assets	(19.5)	(73.3)
Accounts payable	(39.7)	(277.2)
Accrued interest	10.3	21.2
Accrued taxes	21.5	(137.3)
Accrued liabilities	(42.4)	(78.7)
Rate reparations, refunds and other litigation reserve adjustments	(48.3)	(15.5)
Other, net	(36.6)	(51.8)
Cash Flows Provided By Continuing Operations	735.6	580.5
Net Cash Flows (Used in) Provided by Discontinued Operations	(0.3)	0.3
Net Cash Provided by Operating Activities	735.3	580.8

Cash Flows From Investing Activities
Acquisitions of investments	(929.7)	-
Acquisitions of assets	(218.1)	(18.5)
Repayments from customers	-	109.6
Capital expenditures	(458.7)	(794.1)
Deconsolidation of variable interest entity due to the implementation of ASU 2009-17 (Note 13)	(17.5)	-
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	22.5	(4.0)
Investments in margin deposits	(3.9)	(24.9)
Investments in restricted deposits	(5.3)	-
Contributions to investments	(181.4)	(803.6)
Distributions from equity investments in excess of cumulative earnings	109.9	6.5
Net Cash Used in Investing Activities	(1,682.2)	(1,529.0)

Cash Flows From Financing Activities
Issuance of debt	5,280.5	3,857.0
Payment of debt	(4,042.3)	(2,996.5)
Repayments from related party	1.3	2.5
Debt issue costs	(22.9)	(7.4)
Increase (decrease) in cash book overdrafts	7.3	(22.3)
Cash dividends	(325.0)	(150.0)
Contributions from noncontrolling interests	433.2	669.5
Distributions to noncontrolling interests	(405.3)	(358.6)
Other, net	-	(0.1)
Net Cash Provided by Financing Activities	926.8	994.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	2.5

(Decrease) Increase in Cash and Cash Equivalents	(20.9)	48.4
Cash and Cash Equivalents, beginning of period	165.6	118.6
Cash and Cash Equivalents, end of period	$144.7	$167.0

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$8.1	$3.7
Assets acquired by contributions from noncontrolling interests	$81.7	$5.0
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$302.0	$294.0
Cash paid during the period for income taxes (net of refunds)	$137.8	$277.6

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

As further disclosed in Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity.  This transaction is referred to in this report as “the Going Private transaction.”  Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

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

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include the accounts of Kinder Morgan, Inc. and our majority-owned subsidiaries, as well as those of KMP and KMR, and prior to January 1, 2010 Triton Power Company LLC, see Note 8 “Reportable Segments” and Note 13 “Recent Accounting Pronouncements.”  Investments in jointly owned operations in which we hold a 50% or less interest (other than KMP and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

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

2.  Investments, Acquisitions, Joint Ventures and Divestitures

Investments

NGPL PipeCo LLC Investment Impairment Charge

On November 19, 2009, NGPL PipeCo LLC was notified by the Federal Energy Regulatory Commission (“FERC”) of a proceeding against it pursuant to section 5 of the Natural Gas Act (the “Order”). The proceeding instituted an investigation into the justness and reasonableness of Natural Gas Pipeline Company of America LLC’s (“Natural”) transportation and storage rates as well as its fuel and natural gas lost percentages.  Natural reached a settlement in principal on the Order on April 22, 2010.  On June 11, 2010, Natural filed an Offer of Settlement (“Settlement”), which was approved without modification by the FERC on July 29, 2010.  Rehearing requests, if any, are due in the 30 days following the FERC’s order approving the settlement.  If no rehearing request is filed, the order approving the settlement will become final and nonappealable.  The Settlement resolved all issues in the proceeding.  The Settlement provides that Natural will reduce its fuel and gas lost and unaccounted for (“GL&U”) retention factors as of July 1, 2010.  The Settlement further provides a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers.

The settlement in principle (discussed above), which was reached prior to the filing of our quarterly report on Form 10-Q for the three months ended March 31, 2010, caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC as of March 31, 2010. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants.  We determined the fair value of our investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest.  We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%.  The expected future pre-interest, after-tax cash flows are lower than our previous expectations by approximately $25.0 million to $70.0 million per year. The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than our carrying value.  For the quarter ended March 31, 2010, we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings (loss) from equity investments” in our accompanying consolidated statement of income.

Acquisitions

USD Terminal Acquisition

On January 15, 2010, KMP acquired three ethanol handling train terminals from US Development Group LLC for an aggregate consideration of $200.8 million, consisting of $115.7 million in cash, $81.7 million in common units, and $3.4 million in assumed liabilities.  The three train terminals are located in Linden, New Jersey; Baltimore, Maryland and Dallas, Texas.  As part of the transaction, KMP announced the formation of a venture with US Development Group LLC to optimize and coordinate customer access to the three acquired terminals, other ethanol terminal assets it already owns and operates, and other terminal projects currently under development by both parties.  The acquisition complemented and expanded the ethanol and rail terminal operations KMP previously owned, and all of the acquired assets are included in the Terminals–KMP business segment.

Based on the measurement of fair market values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, KMP assigned $94.6 million of the combined purchase price to “Other intangibles, net,” (representing customer relationships) $43.1 million to “Property, Plant and Equipment, net” and a combined $5.1 million to “Other current assets” and “Deferred charges and other assets.”  The remaining $58.0 million of the purchase price represented the future economic benefits expected to be derived from the acquisition that was not assigned to other identifiable, separately recognizable assets acquired, and KMP recorded this amount as “Goodwill.”  KMP believes the primary items that generated the goodwill are the value of the synergies created between the acquired assets and its pre-existing ethanol handling assets, and its expected ability to grow the business by leveraging its pre-existing experience in ethanol handling operations.  KMP expects that the

Kinder Morgan, Inc. Form 10-Q

entire amount of goodwill will be deductible for tax purposes. Furthermore, in the third quarter of 2010, KMP will make a final settlement with the seller for acquired working capital balances.

Slay Industries Terminal Acquisition

On March 5, 2010, KMP acquired certain bulk and liquids terminal assets from Slay Industries for an aggregate consideration of $101.6 million, consisting of $97.0 million in cash, assumed liabilities of $1.6 million, and an obligation to pay additional cash consideration of $3.0 million in years 2013 through 2019, contingent upon the purchased assets providing KMP an agreed-upon amount of earnings during the three years following the acquisition.  Including accrued interest, KMP expects to pay approximately $2.0 million of this contingent consideration in the first half of 2013.

The acquired assets include (i) a marine terminal located in Sauget, Illinois, (ii) a transload liquid operation located in Muscatine, Iowa, (iii) a liquid bulk terminal located in St. Louis, Missouri and (iv) a warehousing distribution center located in St. Louis.  All of the acquired terminals have long-term contracts with large creditworthy shippers.  As part of the transaction, KMP and Slay Industries entered into joint venture agreements at both the Kellogg Dock coal bulk terminal, located in Modoc, Illinois, and at the newly created North Cahokia terminal, located in Sauget and which has approximately 175 acres of land ready for development.  All of the assets located in Sauget have access to the Mississippi River and are served by five rail carriers.  The acquisition complemented and expanded KMP’s pre-existing Midwest terminal operations by adding a diverse mix of liquid and bulk capabilities, and all of the acquired assets are included in the Terminals–KMP business segment.

Based on the measurement of fair market values for all of the identifiable tangible and intangible assets acquired and liabilities assumed, KMP assigned $67.9 million of the purchase price to “Property, Plant and Equipment, net,” $24.6 million to “Other intangibles, net” (representing customer contracts) and a combined $8.2 million to “Investments.”  KMP recorded the remaining $0.9 million of the combined purchase price as “Goodwill,” representing certain advantageous factors that contributed to the acquisition price exceeding the fair value of acquired identifiable net assets—in the aggregate, these factors represented goodwill, and KMP expects that the entire amount of goodwill will be deductible for tax purposes.

Mission Valley Terminal Acquisition

On March 1, 2010, KMP acquired the refined products terminal assets at Mission Valley, California from Equilon Enterprises LLC (d/b/a Shell Oil Products US) for $13.5 million in cash.  The acquired assets include buildings, equipment, delivery facilities (including two truck loading racks), and storage tanks with a total capacity of approximately 170,000 barrels for gasoline, diesel fuel and jet fuel.  The terminal operates under a long-term terminaling agreement with Tesoro Refining and Marketing Company.  KMP assigned the entire purchase price to “Property, Plant and Equipment, net.”  The acquisition enhanced KMP’s Pacific operations and complemented its existing West Coast terminal operations, and the acquired assets are included in the Products Pipelines–KMP business segment.

KinderHawk Field Services LLC Acquisition

On May 21, 2010, KMP completed its previously announced agreement to purchase a 50% ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business in the Haynesville shale gas formation located in northwest Louisiana.  On that date, KMP paid an aggregate consideration of $921.4 million in cash for its 50% equity ownership interest, and pursuant to the provisions of the joint venture formation and contribution agreement, KMP’s payment included approximately $46.4 million for both estimated capital expenditures and estimated net cash outflows from operating activities for the period January 1, 2010 through May 21, 2010.

Petrohawk will continue to operate the business during a short transition period, and following the transition period, a newly formed company named KinderHawk Field Services LLC, owned 50% by KMP and 50% by Petrohawk, will assume the joint venture operations.  The joint venture assets consist of more than 200 miles of pipeline currently in service, and it is expected that the pipeline mileage will increase to approximately 375 miles with projected throughput of over 800 million cubic feet per day of natural gas by the end of 2010.  Additionally, it is expected that the system’s natural gas amine treating plants will have capacity of approximately 2,635 gallons per minute by the end of 2010.  The joint venture has also received a dedication to transport and treat all of Petrohawk’s operated Haynesville and Bossier shale gas production in northwest Louisiana for the life of the leases at agreed upon rates, as well as minimum volume commitments from Petrohawk for the first five years of the joint venture agreement.  It will also focus on providing transportation services to third-party producers.  The joint venture ultimately is expected to have approximately two billion cubic feet per day of throughput capacity, which will make

Kinder Morgan, Inc. Form 10-Q

it one of the largest gathering and treating systems in the United States.

The acquisition complemented and expanded KMP’s existing natural gas gathering and treating businesses, and KMP assigned the entire purchase price to “Investments” on our accompanying consolidated balance sheet as of June 30, 2010. KMP’s investment and pro rata share of the joint venture’s operating results are included as part of the Natural Gas Pipelines–KMP business segment.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2009 as if they had occurred as of January 1, 2009 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Acquisitions Subsequent to June 30, 2010

On July 22, 2010, KMP acquired a terminal with ethanol tanks, a truck rack and additional acreage in Dallas, Texas, from Direct Fuels Partners, L.P. for an aggregate consideration of $16 million, consisting of $15.9 million in cash and an assumed property tax liability of $0.1 million.  The acquired terminal facility is connected to the Dallas, Texas unit train terminal KMP acquired from USD Development Group LLC in January 2010 (described above in “Acquisitions—USD Terminal Acquisition).

Joint Ventures

Joint Venture Formations and Ownership Changes

Eagle Ford Gathering LLC

On May 14, 2010, KMP and Copano Energy, L.L.C. entered into formal agreements for a joint venture to provide natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford Shale formation in south Texas.  The joint venture is named Eagle Ford Gathering LLC, and as previously announced in November 2009, KMP will own 50% of the equity in the project (a 50% member interest in Eagle Ford Gathering LLC), and Copano will own the remaining 50% interest.  Copano will serve as operator and managing member of Eagle Ford Gathering LLC. KMP and Copano have committed approximately 375 million cubic feet per day of natural gas capacity to the joint venture through 2024 for both transportation on KMP’s natural gas pipeline that extends from Laredo to Katy, Texas, and for processing at Copano’s natural gas processing plant located in Colorado County, Texas.

On July 6, 2010, Eagle Ford Gathering LLC announced the execution of a definitive long-term, fee-based gas services agreement with SM Energy Company.  According to the provisions of the agreement (i) SM Energy will commit Eagle Ford production from its assets located in LaSalle, Dimmitt, and Webb Counties, Texas up to a maximum level of 200 million cubic feet per day over a ten year term; and (ii) Eagle Ford Gathering LLC will construct approximately 85-miles of 24-inch and 30-inch diameter pipeline to serve SM Energy’s acreage in the western Eagle Ford Shale formation to KMP’s Freer compressor station located in Duval County, Texas.  The pipeline is expected to begin service during the summer of 2011.

Combined, KMP and Copano will invest approximately $137 million for the first phase of construction, which will significantly extend the natural gas gathering pipeline beyond the length previously announced in November 2009.  As of June 30, 2010, KMP’s capital contributions (and net equity investment) in Eagle Ford Gathering LLC totaled $0.1 million.

Midcontinent Express Pipeline LLC

On May 26, 2010, Energy Transfer Partners, L.P. transferred to Regency Energy Partners LP (i) a 49.9% ownership interest in Midcontinent Express Pipeline LLC; and (ii) a one-time right to purchase its remaining 0.1% ownership interest in Midcontinent Express Pipeline LLC on May 26, 2011. As a result of this transfer, Energy Transfer Partners, L.P. now owns a 0.1% ownership interest in Midcontinent Express Pipeline LLC. KMP’s subsidiary, Kinder Morgan Operating L.P. “A,” owns the remaining 50% ownership interest in Midcontinent Express Pipeline LLC, and KMP did not record any equity method adjustments as a result of the ownership change between Regency Energy Partners LP and Energy Transfer Partners, L.P.

Kinder Morgan, Inc. Form 10-Q

Joint Venture Contributions

During the three and six months ended June 30, 2010, KMP contributed $45.3 million and $180.9 million, respectively, to its equity investees.  KMP combined contributions to equity investees during the first half of 2010 included contributions of $130.5 million to Rockies Express Pipeline LLC and contributions of $39.0 million to Midcontinent Express Pipeline LLC.

During the three and six months ended June 30, 2009, KMP contributed $629.3 million and $802.8 million, respectively, to its equity investees.  KMP’s 2009 contributions were paid primarily to West2East Pipeline LLC, Midcontinent Express Pipeline LLC, and Fayetteville Express Pipeline LLC to partially fund their respective Rockies Express, Midcontinent Express, and Fayetteville Express natural gas pipeline system construction and/or pre-construction costs.  KMP owns a 50% equity interest in Fayetteville Express Pipeline LLC.  Equity contributions are reported separately as “Contributions to equity investments” in our accompanying consolidated statements of cash flows for the six months ended June 30, 2010 and 2009.

Divestitures

Cypress Pipeline

On July 14, 2009, KMP received notice from Westlake Petrochemicals LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, that it was exercising an option it held to purchase a 50% ownership interest in KMP’s Cypress Pipeline.  KMP expects the transaction to close by the end of the third quarter of 2010.  As of June 30, 2010, the net assets of KMP’s Cypress Pipeline totaled approximately $20.6 million.  At the time of the sale, KMP will (i) deconsolidate the net assets of the Cypress Pipeline, (ii) recognize a gain or loss on the sale of net assets equal to the difference between (a) the proceeds received from the sale and (b) 50% of the net assets’ carrying value and (iii) recognize the remaining 50% noncontrolling investment retained at its fair value (which is expected to result in a gain).

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

There were no impairment charges resulting from our May 31, 2010 impairment testing, and no event indicating an impairment has occurred subsequent to that date.  The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using market multiples between six and ten times cash flows) discounted at a rate of 9.0%.  The value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represented the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

Changes in the gross amounts of our goodwill and accumulated impairment losses for the six months ended June 30, 2010 are summarized as follows (in millions):

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2–KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,116.5	$3,488.0	$1,521.7	$1,415.4	$613.1	$9,154.7
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2009	850.0	1,397.8	1,521.7	738.8	236.0	4,744.3
Acquisitions and adjustments	-	-	-	61.2	-	61.2
Currency translation adjustments	-	-	-	-	(3.1)	(3.1)
Balance as of June 30, 2010	$850.0	$1,397.8	$1,521.7	$800.0	$232.9	$4,802.4

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting.  This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to

Kinder Morgan, Inc. Form 10-Q

impairment testing.  For all investments we own containing equity method goodwill, no event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first six months of 2010, and as of both June 30, 2010 and December 31, 2009, we reported $138.2 million in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets and lease value.  These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.  Following is information related to our intangible assets subject to amortization (in millions):

	June 30, 2010	December 31, 2009
Customer relationships, contracts and agreements
Gross carrying amount	$417.1	$297.9
Accumulated amortization	(75.1)	(50.9)
Net carrying amount	342.0	247.0

Technology-based assets, lease value and other
Gross carrying amount	14.1	14.1
Accumulated amortization	(1.6)	(1.3)
Net carrying amount	12.5	12.8

Total other intangibles, net	$354.5	$259.8

The increase in the carrying amount of the customer relationships, contracts and agreements since December 31, 2009 was mainly due to the acquisition of intangibles included in KMP’s purchase of terminal assets from US Development Group LLC and Slay Industries, discussed in Note 2.

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives.  Among the factors we weigh, depending on the nature of the asset, are the effects of obsolescence, new technology, and competition.  For the three months ended June 30, 2010 and 2009, the amortization expense on our intangibles totaled $12.1 million and $4.8 million, respectively. For the six months ended June 30, 2010 and 2009, the amortization expense on our intangibles totaled $24.5 million and $9.5 million, respectively. As of June 30, 2010, the weighted average amortization period for our intangible assets was approximately 14 years, and our estimated amortization expense for these assets for each of the next five fiscal years (2011 – 2015) is approximately $42.0 million, $36.6 million, $32.7 million, $29.4 million and $26.4 million, respectively.

4.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the holders of the applicable debt.  We defer costs associated with debt issuance over the applicable term or to the first put date, in the case of debt with a put feature.  These costs are then amortized as interest expense in our accompanying consolidated statements of income.

The net carrying amount of our debt (including both short-term and long-term amounts and excluding the value of interest rate swap agreements and the preferred interest in the general partner of KMP) as of June 30, 2010 and December 31, 2009 was $14,772.0 million and $13,548.4 million, respectively.

Our outstanding short-term debt as of June 30, 2010 was $2,466.3 million.  The balance consisted of  (i) $142.7 million in outstanding borrowings under Kinder Morgan, Inc.’s senior secured credit facility, (ii) $750.0 million in principal amount of our 5.35% series senior notes due January 5, 2011 (including discount and purchase accounting adjustments, the notes had a carrying amount of $747.9 million as of June 30, 2010), (iii) a $1.1 million current portion of our 6.50% series debentures, due 2013, (iv) $700.0 million in principal amount of KMP’s 6.75% senior notes due March 15, 2011 (including discount and purchase accounting adjustments, the notes had a carrying amount of $702.6 million as of June 30, 2010), (v) $501.4 million of KMP’s commercial paper borrowings, (vi) $250.0 million in principal amount of KMP’s 7.50% senior notes due November 1, 2010 (including discount and

Kinder Morgan, Inc. Form 10-Q

purchase accounting adjustments, the notes had a carrying amount of $250.7 million as of June 30, 2010), (vii) $75.0 million in outstanding borrowings under KMP’s unsecured revolving bank credit facility, (viii) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, but are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds), (ix) a $9.1 million portion of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note), (x) a $7.1 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes) and (xi) $5.0 million in principal amount of 6.00% Development Revenue Bonds due January 1, 2011 and issued by the Louisiana Community Development Authority, a political subdivision of the state of Louisiana (KMP’s subsidiary Kinder Morgan Louisiana Pipeline LLC is the obligor on the bonds).

Credit Facilities

	June 30, 2010
	Short-term notes payable	Weighted- average interest rate
	(In millions)
Kinder Morgan, Inc. – Secured debt(a)	$142.7	1.71%
KMP – Unsecured debt(b)
Credit facility	$75.0	2.10%
Commercial paper	$501.4	0.67%
____________
(a)
The average short-term debt outstanding (and related weighted-average interest rate) was $142.4 million (1.82%) and $157.1 million (1.80%) during the three and six months ended June 30, 2010, respectively.

(b)
The average short-term debt outstanding (and related weighted-average interest rate) was $598.7 million (0.79%) and $557.2 million (0.71%) during the three and six months ended June 30, 2010, respectively.

As of June 30, 2010, the amount available for borrowing under the Kinder Morgan, Inc. $1.0 billion six-year senior secured credit facility was reduced by $70.2 million of letters of credit consisting of: (i) a combined $33.6 million in four letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies, (ii) a combined total of $20.4 million in two letters of credit supporting the operation and lease payments of the Jackson, Michigan power generation facility and (iii) a $16.2 million letter of credit to fund the debt service reserve account required under KMP’s Express pipeline system’s trust indenture.

As of December 31, 2009, there were $171.0 million in borrowings under Kinder Morgan, Inc.’s credit facility and the average interest on these borrowings was 1.61%.  Our credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans.  We do not have a commercial paper program.

As of March 31, 2010, KMP had a $1.79 billion five-year unsecured revolving bank credit facility that was due August 18, 2010. On June 23, 2010, KMP successfully renegotiated this credit facility, replacing it with a new $2.0 billion three-year, senior unsecured revolving credit facility that expires June 23, 2013. The covenants of this credit facility are substantially similar to the terms of its previous facility; however, the interest rates for borrowings under this facility have increased from KMP’s previous facility.

Similar to its previous facility, KMP’s $2.0 billion credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate.  Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program. Interest on KMP’s credit facility accrues at its option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%), or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of its long-term senior unsecured debt.  The credit facility can be amended to allow for borrowings of up to $2.3 billion.

The outstanding balance under KMP’s $2.0 billion credit facility was $75.0 million as of June 30, 2010, and the weighted average interest rate on these borrowings was 2.10%.  As of December 31, 2009, the outstanding balance under KMP’s previous $1.79 billion credit facility was $300 million, and the weighted average interest rate on these borrowings was 0.59%.

Kinder Morgan, Inc. Form 10-Q

Additionally, as of June 30, 2010, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $723.6 million, consisting of $501.4 million of commercial paper borrowings and $222.2 million of letters of credit, consisting of: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California, (ii) a combined $89.4 million in three letters of credit that support tax-exempt bonds, (iii) a $16.1 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (iv) a combined $16.7 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

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

However, on February 25, 2010, Standard & Poor’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed KMP’s long-term credit rating at BBB, and raised KMP’s short-term credit rating to A-2 from A-3.  The rating agency’s revisions reflected its expectations that KMP’s financial profile will improve due to lower guaranteed debt obligations and higher expected cash flows associated with the completion and start-up of KMP’s 50%-owned Rockies Express and Midcontinent Express natural gas pipeline systems and its fully-owned Kinder Morgan Louisiana natural gas pipeline system.  Due to this favorable change in KMP’s short-term credit rating it resumed issuing commercial paper in March 2010, and as of June 30, 2010, KMP had $501.4 million of commercial paper outstanding with a weighted average interest rate of approximately 0.67%.  In the near term, KMP expects that its short-term liquidity and financing needs will to be met through a combination of borrowings made under its bank credit facility and commercial paper program.

Long-term Debt

Senior Notes

On May 19, 2010, KMP completed a public offering of senior notes.  KMP issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 5.30% notes due September 15, 2020, and $400 million of 6.55% notes due September 15, 2040.  KMP received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $993.1 million, and it used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

K N Capital Trust I and K N Capital Trust III

As a result of the implementation of Accounting Standards Update (“ASU”) No. 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, including $27.1 million of long-term debt at June 30, 2010 in our accompanying consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts, which balance was $35.7 million reported under the heading “Long-term Debt―Outstanding” in our accompanying consolidated balance sheet at December 31, 2009. Also, see Note 13 “Recent Accounting Pronouncements—Accounting Standards Updates.”

Interest Rate Swaps

Information on interest rate swaps is contained in Note 6, “Risk Management – Interest Rate Risk Management.”

Contingent Debt

The following contingent debt disclosures pertain to certain types of guarantees or indemnifications KMP has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring its performance under such guarantee is remote.  The following is a description of KMP’s contingent debt agreements as of June 30, 2010.

Cortez Pipeline Company Debt

Pursuant to a Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company (KMP’s subsidiary, Kinder Morgan CO2 Company, L.P. – 50% partner; a subsidiary of Exxon Mobil Corporation – 37%

Kinder Morgan, Inc. Form 10-Q

partner; and Cortez Vickers Pipeline Company – 13% partner) are required, on a several, proportional percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency.  Furthermore, due to KMP’s indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., it severally guarantees 50% of the debt of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company.

As of June 30, 2010, the debt facilities of Cortez Capital Corporation consisted of (i) $32.1 million of fixed rate Series D notes due May 15, 2013, (ii) $100 million of variable rate Series E notes due on December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread) and (iii) a $40 million committed revolving credit facility also due December 11, 2012.  As of June 30, 2010, in addition to the outstanding Series D and Series E notes, Cortez Capital Corporation had outstanding borrowings of $11.8 million under its credit facility.  Accordingly, as of June 30, 2010, KMP’s contingent share of Cortez Capital Corporation’s debt was $72.0 million (50% of total borrowings).

With respect to Cortez Capital Corporation’s Series D notes, the average interest rate on the notes is 7.14%, and the outstanding $32.1 million principal amount of the notes is due in three equal annual installments of $10.7 million beginning May 2011.  Shell Oil Company (“Shell”) shares KMP’s guaranty obligations jointly and severally; however, KMP is obligated to indemnify Shell for liabilities it incurs in connection with such guaranty.  Accordingly, as of June 30, 2010, JP Morgan Chase has issued a letter of credit on KMP’s behalf in the amount of $16.1 million to secure its indemnification obligations to Shell for 50% of the $32.1 million in principal amount of Series D notes outstanding as of that date.

Nassau County, Florida Ocean Highway and Port Authority Debt

KMP has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  KMP’s subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.  Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit.  As of June 30, 2010, this letter of credit had a face amount of $19.8 million.

Fayetteville Express Pipeline LLC Debt

Fayetteville Express Pipeline LLC is an equity method investee of KMP, and pursuant to certain guaranty agreements with Fayetteville Express Pipeline LLC, both of the member owners of Fayetteville Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Fayetteville Express, borrowings under its $1.1 billion, unsecured revolving credit facility that is due May 11, 2012.  The two member owners and their respective ownership interests consist of the following: KMP’s subsidiary, Kinder Morgan Operating L.P. “A” – 50%; and Energy Transfer Partners, L.P. – 50%.

The Fayetteville Express Pipeline LLC credit facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent.  Borrowings under the credit facility are primarily used to finance the construction of the Fayetteville Express natural gas pipeline system and to pay related expenses.  As of June 30, 2010, Fayetteville Express had outstanding borrowings of $663.0 million under its bank credit facility.  Accordingly, as of June 30, 2010, KMP’s contingent share of Fayetteville Express’ debt was $331.5 million (50% of total borrowings).

Midcontinent Express Pipeline LLC Debt

Midcontinent Express Pipeline LLC is also an equity method investee of KMP, and the three member owners and their respective ownership interests consist of the following: KMP’s subsidiary, Kinder Morgan Operating L.P. “A” – 50%; Regency Energy Partners, L.P. – 49.9%; and Energy Transfer Partners, L.P. – 0.1%.  Pursuant to certain guaranty agreements, each of the member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under its three-year, unsecured revolving credit facility due February 28, 2011.  The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit facility can be used for general limited liability company purposes.

Kinder Morgan, Inc. Form 10-Q

As of March 31, 2010, the credit facility allowed for borrowings up to $255.4 million.  On April 30, 2010, Midcontinent Express Pipeline LLC amended its bank credit facility to allow for borrowings up to $175.4 million (a reduction from $255.4 million), and as of June 30, 2010, Midcontinent Express Pipeline LLC had outstanding borrowings of $33.1 million under its bank credit facility.  Accordingly, as of June 30, 2010, KMP’s contingent share of Midcontinent Express’ debt was $16.6 million (50% of total guaranteed borrowings).  Furthermore, the credit facility can be used for the issuance of letters of credit to support the operation of the Midcontinent Express pipeline system, and as of June 30, 2010, a letter of credit having a face amount of $33.3 million was issued under the credit facility by the Bank of Tokyo-Mitsubishi UFJ, Ltd.  Accordingly, as of June 30, 2010, KMP’s contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

Rockies Express Pipeline LLC Debt

Rockies Express Pipeline LLC is another equity method investee of KMP, and pursuant to certain guaranty agreements remaining in effect on March 31, 2010, all three member owners of Rockies Express Pipeline LLC had agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC, borrowings under its $2.0 billion five-year, unsecured revolving bank credit facility due April 28, 2011.  The three member owners and their respective ownership interests consist of the following: KMP’s subsidiary Kinder Morgan W2E Pipeline LLC – 50%; a subsidiary of Sempra Energy – 25%; and a subsidiary of ConocoPhillips – 25%.

As of March 31, 2010, Rockies Express Pipeline LLC had no outstanding borrowings under its bank credit facility; therefore, KMP had no contingent debt obligation associated with KMP’s guaranty agreement.  On April 8, 2010, Rockies Express Pipeline LLC amended its bank credit facility to allow for borrowings up to $200 million (a reduction from $2.0 billion), and on this same date, each of its three member owners were released from their respective debt obligations under the previous guaranty agreements.  Accordingly, KMP no longer has a contingent debt obligation with respect to Rockies Express Pipeline LLC.

For additional information regarding ours, and our subsidiary, KMP’s, debt facilities and contingent debt agreements, see Note 8 “Debt” and Note 12 “Commitments and Contingent Liabilities” in our consolidated financial statements included in our 2009 Form 10-K.

Kinder Morgan G.P., Inc. Preferred Shares

On July 21, 2010, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on August 18, 2010 to shareholders of record as of July 30, 2010. On April 21, 2010, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share paid on May 18, 2010 to shareholders of record as of April 30, 2010.

Kinder Morgan, Inc. Form 10-Q

5.  Stockholders’ Equity

During the first six months of both 2010 and 2009, there were no material changes in our ownership interests in subsidiaries, in which we retained a controlling financial interest.

Our Board of Directors declared a dividend of $175.0 million on July 21, 2010 that will be paid on August 16, 2010. On May 17, 2010 and February 16, 2010, we paid cash dividends on our common stock of $175.0 million and $150.0 million, respectively, to our sole stockholder, which then made dividends to Kinder Morgan Holdco LLC.

The following tables set forth for the respective periods (i) changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) and (ii) associated tax amounts included in the respective components of other comprehensive income (loss) (in millions):

	Three Months Ended June 30,
	2010			2009
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$3,901.6	$4,546.5	$8,448.1	$4,451.3	$4,187.4	$8,638.7
Impact from equity transactions of KMP	11.9	(18.6)	(6.7)	9.3	(14.5)	(5.2)
A-1 and B unit amortization	1.6	-	1.6	1.9	-	1.9
Distributions to noncontrolling interests	-	(204.4)	(204.4)	-	(183.1)	(183.1)
Contributions from noncontrolling interests	-	433.3	433.3	-	386.6	386.6
Cash dividends	(175.0)	-	(175.0)	(100.0)	-	(100.0)
Other	-	-	-	-	(0.4)	(0.4)
Comprehensive income
Net income	46.0	214.3	260.3	129.8	79.3	209.1
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	43.0	65.1	108.1	(111.3)	(153.8)	(265.1)
Reclassification of change in fair value of derivatives to net income	3.9	17.9	21.8	(14.4)	14.4	-
Foreign currency translation adjustments	(20.6)	(39.4)	(60.0)	31.4	59.7	91.1
Adjustments to pension and other postretirement benefit plan liabilities	-	-	-	-	0.1	0.1
Total other comprehensive income (loss)	26.3	43.6	69.9	(94.3)	(79.6)	(173.9)
Total comprehensive income (loss)	72.3	257.9	330.2	35.5	(0.3)	35.2
Ending Balance	$3,812.4	$5,014.7	$8,827.1	$4,398.0	$4,375.7	$8,773.7

(Tax Expense) Tax Benefit Included in Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	$(34.0)	$(7.1)	$(41.1)	$65.8	$17.0	$82.8
Reclassification of change in fair value of derivatives to net income	(3.7)	(2.0)	(5.7)	5.8	(1.4)	4.4
Foreign currency translation adjustments	15.6	4.2	19.8	(26.9)	(6.1)	(33.0)
Adjustments to pension and other postretirement benefit plan liabilities	-	-	-	(0.1)	(0.1)	(0.2)
Tax included in total other comprehensive income (loss)	$(22.1)	$(4.9)	$(27.0)	$44.6	$9.4	$54.0

Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2010			2009
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$4,171.5	$4,674.6	$8,846.1	$4,404.3	$4,072.6	$8,476.9
Impact from equity transactions of KMP	14.0	(22.0)	(8.0)	15.8	(24.6)	(8.8)
A-1 and B unit amortization	3.5	-	3.5	3.8	-	3.8
Distributions to noncontrolling interests	-	(405.2)	(405.2)	-	(359.4)	(359.4)
Contributions from noncontrolling interests	-	515.0	515.0	-	674.5	674.5
Implementation of Accounting Standards Update 2009-17(a)	-	(45.9)	(45.9)	-	-	-
Cash dividends	(325.0)	-	(325.0)	(150.0)	-	(150.0)
Other	-	0.1	0.1	-	2.3	2.3
Comprehensive income
Net income (loss)	(114.9)	195.3	80.4	245.1	108.9	354.0
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	58.6	76.4	135.0	(95.4)	(136.3)	(231.7)
Reclassification of change in fair value of derivatives to net income	8.0	39.6	47.6	(34.9)	6.0	(28.9)
Foreign currency translation adjustments	(2.5)	(12.1)	(14.6)	10.2	33.0	43.2
Adjustments to pension and other postretirement benefit plan liabilities	(0.8)	(1.1)	(1.9)	(0.9)	(1.3)	(2.2)
Total other comprehensive income (loss)	63.3	102.8	166.1	(121.0)	(98.6)	(219.6)
Total comprehensive income (loss)	(51.6)	298.1	246.5	124.1	10.3	134.4
Ending Balance	$3,812.4	$5,014.7	$8,827.1	$4,398.0	$4,375.7	$8,773.7

(Tax Expense) Tax Benefit Included in Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	$(44.3)	$(8.3)	$(52.6)	$55.6	$15.4	$71.0
Reclassification of change in fair value of derivatives to net income	(6.5)	(4.3)	(10.8)	19.0	(0.7)	18.3
Foreign currency translation adjustments	3.0	1.3	4.3	(14.3)	(3.7)	(18.0)
Adjustments to pension and other postretirement benefit plan liabilities	0.6	0.1	0.7	0.6	0.1	0.7
Tax included in total other comprehensive income (loss)	$(47.2)	$(11.2)	$(58.4)	$60.9	$11.1	$72.0
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment (see Note 13).

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	June 30, 2010	December 31, 2009
KMP	$3,073.8	$2,746.4
KMR	1,929.5	1,870.7
Triton Power Company LLC(a)	-	45.9
Other	11.4	11.6
	$5,014.7	$4,674.6
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment (see Note 13).

KMP’s Common Units

On January 15, 2010, KMP issued 1,287,287 common units as part of its purchase price for the ethanol handling terminal assets it acquired from US Development Group LLC.  KMP valued the common units at $81.7 million, determining the units’ value based on the $63.45 closing market price of the common units on the New York Stock

Kinder Morgan, Inc. Form 10-Q

Exchange on the January 15, 2010 acquisition date.  For more information on this acquisition, see Note 2 “Investments, Acquisitions, Joint Ventures and Divestitures—Acquisitions—USD Terminal Acquisition.”

On May 7, 2010, KMP issued, in a public offering, 6,500,000 of its common units at a price of $66.25 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, KMP received net proceeds of $417.4 million for the issuance of these 6,500,000 common units, and KMP used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

In June 2010, KMP issued 243,042 of its common units pursuant to its equity distribution agreement with UBS Securities LLC (UBS).  After commissions of $0.1 million, KMP received net proceeds from the issuance of these common units of $15.8 million, and used the proceeds to reduce the borrowings under its commercial paper program and bank credit facility.  KMP’s equity distribution agreement provides it the right, but not the obligation, to sell common units in the future, at prices it deems appropriate.  KMP retains at all times complete control over the amount and the timing of each sale, and it will designate the maximum number of common units to be sold through UBS, on a daily basis or otherwise as it and UBS agree.  Either KMP or UBS may suspend the offering of common units pursuant to the agreement by notifying the other party.  For additional information regarding KMP’s equity distribution agreement, see Note 10 “Stockholders’ Equity—Noncontrolling Interests—Kinder Morgan Energy Partners’ Common Units” to our consolidated financial statements included in our 2009 Form 10-K.

The above issuances during the six months ended June 30, 2010 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $492.9 million (ii) accumulated deferred income taxes by $8.0 million and (iii) additional paid-in capital by $14.0 million.

Equity Issuances Subsequent to June 30, 2010

On July 1, 2010, KMP issued 47,800 of its common units for the settlement of sales made before June 30, 2010 pursuant to its equity distribution agreement.  After commissions of $0.1 million, KMP received net proceeds of $3.1 million for the issuance of these 47,800 common units, and used the proceeds to reduce the borrowings under its commercial paper program and bank credit facility.

Also, on July 2, 2010, KMP completed an offering of 1,167,315 of its common units at a price of $64.25 per unit in a privately negotiated transaction.  KMP received net proceeds of $75.0 million for the issuance of these 1,167,315 common units, and used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

KMR’s Share Distributions

On February 12, 2010, KMR made a share distribution of 0.018430 shares per outstanding share (1,576,470 total shares) to shareholders of record as of January 29, 2010, based on the $1.05 per common unit distribution declared by KMP.  On May 14, 2010, KMR made a share distribution of 0.017863 shares per outstanding share (1,556,130 total shares) to shareholders of record as of April 30, 2010, based on the $1.07 per common unit distribution declared by KMP.  On August 13, 2010, KMR will make a share distribution of 0.018336 shares per outstanding share (1,625,869 total shares) to shareholders of record as of July 30, 2010, based on the $1.09 per common unit distribution declared by KMP.  KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

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

Energy Commodity Price Risk Management

We are exposed to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of the forecasted purchase or sale of these products.  Specifically, these risks are primarily associated with price volatility related to (i) pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales, (ii) natural gas purchases and (iii) natural gas system use and storage.  Price changes are often caused by shifts

Kinder Morgan, Inc. Form 10-Q

in the supply and demand for these commodities, as well as their locations.

Our principal use of energy commodity derivative contracts is to mitigate the risk associated with unfavorable market movements in the price of energy commodities.  Our energy commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

For derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales).  The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period.  The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness.  Changes in the excluded component of the change in an option’s time value are included currently in earnings.  During the three and six months ended June 30, 2010, we recognized net gains of $7.8 million and $14.1 million, respectively, related to crude oil and natural gas hedges and resulting from hedge ineffectiveness and amounts excluded from effectiveness testing. We recognized no gains or losses resulting from hedge ineffectiveness during the first six months of 2009.

Additionally, during the three and six months ended June 30, 2010, we reclassified losses of $3.9 million and $8.0 million, respectively, from “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified gains of $14.4 million and $34.9 million, respectively, of “Accumulated other comprehensive loss” into earnings.  No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, were reclassified as a result of the hedged forecasted transactions actually affecting earnings (i.e. when the forecasted sales and purchase actually occurred).  The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our accompanying consolidated statements of cash flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Stockholders’ Equity was $104.6 million as of June 30, 2010, and $167.9 million as of December 31, 2009.  These totals included “Accumulated other comprehensive loss” amounts of $29.1 million and $95.7 million of losses as of June 30, 2010 and December 31, 2009, respectively, associated with energy commodity price risk management activities.  Approximately $19.5 million of the total amount associated with energy commodity price risk management activities and included in our Shareholder’s Equity as of June 30, 2010 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), and as of June 30, 2010, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2014.

As of June 30, 2010, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(22.2) million barrels
Natural gas fixed price	(34.3) billion cubic feet
Natural gas basis	(28.1) billion cubic feet
Derivatives not designated as hedging contracts
Natural gas fixed price	(0.2) billion cubic feet
Natural gas basis	0.8 billion cubic feet

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

As of December 31, 2009, we were a party to interest rate swap agreements with a total notional principal amount of $725.0 million, and our subsidiary, KMP, had a combined notional principal amount of $5.2 billion of fixed-to-variable interest rate swap agreements effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  In the second quarter of 2010, KMP entered into three additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $400 million.  Each agreement effectively converts a portion of the interest expense associated with KMP’s 5.30% senior notes due September 15, 2020 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

As of June 30, 2010, we were a party to interest rate swap agreements with a total notional principal amount of $725.0 million and our subsidiary, KMP, had a combined notional principal amount of $5.6 billion of fixed-to-variable interest rate swap agreements. All of our and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2010, the maximum length of time over which we or KMP have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in our accompanying consolidated balance sheets.  The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009 (in millions):

Fair Value of Derivative Contracts

	Asset derivatives				Liability derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$36.0	Current	$19.1	Current	$(180.7)	Current	$(270.8)
	Non-current	84.8	Non-current	57.3	Non-current	(108.9)	Non-current	(241.5)
Subtotal		120.8		76.4		(289.6)		(512.3)

Interest rate swap agreements	Non-current	503.2	Non-current	236.0	Non-current	(41.4)	Non-current	(218.5)
Cross currency swap agreements	Non-current	-	Non-current	-	Non-current	-	Non-current	(9.6)
Total		624.0		312.4		(331.0)		(740.4)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	8.5	Current	1.7	Current	(8.4)	Current	(1.2)
	Non-current	-	Non-current	-	Non-current	-	Non-current	-
		8.5		1.7		(8.4)		(1.2)
Total		$632.5		$314.1		$(339.4)		$(741.6)

Kinder Morgan, Inc. Form 10-Q

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of June 30, 2010 and December 31, 2009, this unamortized premium totaled $326.6 million and $337.5 million, respectively.
Effect of Derivative Contracts on the Statements of Income

The following four tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for the three and six months ended June 30, 2010 and 2009 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Three Months Ended June 30,				Three Months Ended June 30,
		2010	2009			2010	2009
Interest rate swap agreements	Interest, net – income/(expense)	$377.3	$(336.9)	Fixed rate debt	Interest, net – income/(expense)	$(377.3)	$336.9
Total		$377.3	$(336.9)	Total		$(377.3)	$336.9

		Six Months Ended June 30,				Six Months Ended June 30,
		2010	2009			2010	2009
Interest rate swap agreements	Interest, net – income/(expense)	$444.2	$(467.3)	Fixed rate debt	Interest, net – income/(expense)	$(444.2)	$467.3
Total		$444.2	$(467.3)	Total		$(444.2)	$467.3
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

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Energy commodity derivative contracts	$43.0	$(111.3)	Revenues-natural gas sales	$0.1	$3.9	Revenues-product sales and other	$7.9	$-
			Revenues-product sales and other	(4.6)	9.6			-
			Gas purchases and other costs of sales	0.6	0.9	Gas purchases and other costs of sales	(0.1)	-
Total	$43.0	$(111.3)	Total	$(3.9)	$14.4	Total	$7.8	$-

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Energy commodity derivative contracts	$58.6	$(95.4)	Revenues-natural gas sales	$0.1	$4.4	Revenues-product sales and other	$13.3	$-
			Revenues-product sales and other	(8.8)	29.7
			Gas purchases and other costs of sales	0.7	0.8	Gas purchases and other costs of sales	0.8	-
Total	$58.6	$(95.4)	Total	$(8.0)	$34.9	Total	$14.1	$-

Kinder Morgan, Inc. Form 10-Q

Derivatives in net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Cross currency swap agreements	$15.1	$(20.1)	Other, net	$-	$-	Revenues	$-	$-
Total	$15.1	$(20.1)	Total	$-	$-	Total	$-	$-

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Cross currency swap agreements	$9.6	$(26.1)	Other, net	$-	$-	Revenues	$-	$-
Total	$9.6	$(26.1)	Total	$-	$-	Total	$-	$-

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended June 30,
		2010	2009
Energy commodity derivative contracts	Gas purchases and other costs of sales	$0.1	$(1.9)
Total		$0.1	$(1.9)

		Six Months Ended June 30,
		2010	2009
Energy commodity derivative contracts	Gas purchases and other costs of sales	$0.8	$(2.3)
Total		$0.8	$(2.3)

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States.  To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges.  The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment included in the caption “Accumulated other comprehensive loss” in our accompanying consolidated balance sheets.  The combined notional value of our remaining cross currency interest rate swaps at June 30, 2010 was approximately C$96.3 million.

Credit Risks

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

Kinder Morgan, Inc. Form 10-Q

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges.  These contracts are with a number of parties, all of which have investment grade credit ratings.  While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.  The maximum potential exposure to credit losses on derivative contracts as of June 30, 2010 was (in millions):

Asset position
Interest rate swap agreements	$503.2
Energy commodity derivative contracts	129.3
Gross exposure	632.5
Netting agreement impact	(93.6)
Net exposure	$538.9

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2009, KMP had outstanding letters of credit totaling $55.0 million in support of its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. As of June 30, 2010 and December 31, 2009, KMP had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $19.3 million and $15.2 million, respectively, and we reported these amounts as “Restricted deposits” in our accompanying consolidated balance sheets.

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating.  Based on contractual provisions as of June 30, 2010, we estimate that if KMP’s credit rating was downgraded, KMP would have the following additional collateral obligations (in millions):

Credit ratings downgraded(a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$3.7	$23.0

Two notches to below BBB-/Baa3 (below investment grade)	$90.8	$113.8
__________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine our incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a one notch downgrade to BBB-/Baa3 by one agency would not trigger the entire $3.7 million incremental obligation.

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

Kinder Morgan, Inc. Form 10-Q

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts, (ii) interest rate swap agreements and (iii) cross currency interest rate swap agreements as of June 30, 2010 and December 31, 2009, based on the three levels established by the Codification (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2010
Energy commodity derivative contracts(a)	$129.3	$-	$55.1	$74.2
Interest rate swap agreements	$503.2	$-	$503.2	$-

As of December 31, 2009
Energy commodity derivative contracts(a)	$78.1	$-	$14.4	$63.7
Interest rate swap agreements	$236.0	$-	$236.0	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2010
Energy commodity derivative contracts(b)	$(298.0)	$-	$(270.4)	$(27.6)
Interest rate swap agreements	$(41.4)	$-	$(41.4)	$-
Cross currency interest rate swap agreements	$-	$-	$-	$-

As of December 31, 2009
Energy commodity derivative contracts(b)	$(513.5)	$-	$(462.8)	$(50.7)
Interest rate swap agreements	$(218.5)	$-	$(218.5)	$-
Cross currency interest rate swap agreements	$(9.6)	$-	$(9.6)	$-
__________
(a)
Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX.  Level 3 consists primarily of natural gas basis swaps, West Texas Sour hedges, natural gas options and West Texas Intermediate options.

(b)
Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX.  Level 3 consists primarily of natural gas basis swaps, West Texas Sour hedges and West Texas Intermediate options.

The fair value measurements in the table above do not include cash margin deposits, which would be reported separately as “Restricted deposits” or included within “Accrued other liabilities” in our accompanying consolidated balance sheets.  The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and six months ended June 30, 2010 and 2009 (in millions):

Kinder Morgan, Inc. Form 10-Q

Significant unobservable inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives-net asset (liability)
Beginning of Period	$22.6	$53.4	$13.0	$44.1
Realized and unrealized net losses	18.1	(28.1)	26.7	(21.8)
Purchases and settlements	5.9	(1.3)	6.9	1.7
Transfers in (out) of Level 3	-	-	-	-
End of Period	$46.6	$24.0	$46.6	$24.0

Change in unrealized net losses relating to contracts still held at end of period	$19.2	$(29.7)	$24.1	$(39.5)

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

The estimated fair value of our outstanding debt balance as of June 30, 2010 and December 31, 2009 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$14,872.0	$15,551.3	$13,648.4	$14,158.2

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes the fair value measurements of assets and liabilities as of June 30, 2010 that are initially measured at fair value or on another measurement basis (e.g. historical cost) and are re-measured at fair value on a non-recurring basis based on the three levels established by the Codification (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in NGPL PipeCo LLC	$273.7	$-	$-	$273.7

We re-measured the fair value of our investment in NGPL PipeCo LLC as of March 31, 2010, upon recognition of an impairment of this investment. See Note 2 “Investments, Acquisitions, Joint Ventures and Divestitures” for more information on this impairment and the valuation techniques used to measure fair value.

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

Kinder Morgan, Inc. Form 10-Q

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

▪	Power—consists of our operation of a natural gas-fired electric generation facility.

The accounting policies we apply in the generation of reportable segment earnings are generally the same as those applied to our consolidated operations, except that (i) certain items below the “Operating Income (Loss)” line (such as interest expense) are either not allocated to reportable segments or are not considered by management in its evaluation of reportable segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income (Expense)” in our accompanying consolidated statements of income, (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of reportable segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our reportable segments that are also segments of KMP include certain other income and expenses and income taxes in its segment earnings. With adjustment for these items, we currently evaluate reportable segment performance primarily based on segment earnings before DD&A expenses (including amortization of excess cost of equity investments) in relation to the level of capital employed.

Selected financial information by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Products Pipelines–KMP
Revenues from external customers	$226.3	$206.7	$433.8	$394.9
Natural Gas Pipelines–KMP
Revenues from external customers	1,029.7	860.7	2,266.4	1,912.4
CO2–KMP
Revenues from external customers	327.9	282.4	663.1	535.6
Terminals–KMP
Revenues from external customers	320.3	263.7	624.1	531.4
Intersegment revenues	0.2	0.3	0.5	0.5
Kinder Morgan Canada–KMP
Revenues from external customers	70.6	56.0	130.4	106.0
Power(a)
Revenues from external customers	2.8	12.4	5.6	19.0
Other
NGPL PipeCo LLC fixed fee revenue	11.8	11.4	23.6	22.9
Other revenue	1.5	-	1.5	-
Total segment revenues	1,991.1	1,693.6	4,149.0	3,522.7
Less: Total intersegment revenues	(0.2)	(0.3)	(0.5)	(0.5)
Total consolidated revenues	$1,990.9	$1,693.3	$4,148.5	$3,522.2

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Products Pipelines–KMP(c)	$158.0	$154.7	$164.4	$300.1
Natural Gas Pipelines–KMP	184.6	162.0	405.2	362.0
CO2–KMP	262.7	226.9	529.3	418.6
Terminals–KMP	164.8	141.0	315.3	275.3
Kinder Morgan Canada–KMP	43.9	46.7	88.9	66.2
NGPL PipeCo LLC(d)	8.4	10.1	(411.2)	22.4
Power(a)	1.2	1.3	2.4	2.4
Total segment earnings before DD&A	823.6	742.7	1,094.3	1,447.0
Depreciation, depletion and amortization	(269.7)	(256.8)	(552.0)	(521.6)
Amortization of excess cost of equity investments	(1.5)	(1.5)	(2.9)	(2.9)
NGPL PipeCo LLC fixed fee revenue	11.8	11.4	23.6	22.9
Other revenue	1.5	-	1.5	-
General and administrative expense	(104.8)	(84.1)	(220.5)	(177.0)
Unallocable interest and other, net(e)	(163.1)	(139.1)	(318.9)	(289.4)
Unallocable income tax benefit (expense)	(37.5)	(64.2)	55.5	(125.5)
Income from continuing operations	$260.3	$208.4	$80.6	$353.5

	June 30, 2010	December 31, 2009
Assets
Products Pipelines–KMP	$5,609.5	$5,614.7
Natural Gas Pipelines–KMP	10,960.1	9,956.7
CO2–KMP	4,142.0	4,230.5
Terminals–KMP	4,873.5	4,537.3
Kinder Morgan Canada–KMP	1,761.0	1,797.7
NGPL PipeCo LLC(d)	273.7	698.5
Power(a)	5.6	67.6
Total segment assets	27,625.4	26,903.0
Corporate assets(f)	952.8	683.3
Total consolidated assets	$28,578.2	$27,586.3
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
(c)
Six month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments. Following the Federal Regulatory Energy Commission’s approval of a settlement agreement we reached with certain shippers, KMP made settlement payments totaling $206.3 million in June 2010.  For more information on the rate case proceedings, see Note 11.

(d)	Six month 2010 amount includes a $430.0 million non-cash investment impairment charge (see Note 2).
(e)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(f)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Kinder Morgan, Inc. Form 10-Q

9.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

KMP has a long-term note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee.  The note provides for semiannual payments of principal and interest on June 30 and December 31 each year, with a final principal payment due July 20, 2011.  KMP received a principal repayment amount of $1.3 million in June 2010. The outstanding note receivable balance was $83.5 million and $84.8 million as of June 30, 2010 and December 31, 2009, respectively.  Of this amount, $2.7 million and $2.6 million was included within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively, and the remainder was included within “Notes receivable” at each reporting date.

Express US Holdings LP

KMP has a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture is denominated in Canadian dollars, due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of June 30, 2010 and December 31, 2009, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $106.7 million and $108.1 million, respectively, and we included these amounts within “Accounts, notes and interest receivable, net” in our accompanying consolidated balance sheets.

Other Receivables and Payables

As of June 30, 2010 and December 31, 2009, our related party receivables (other than the note receivables discussed above) totaled $19.0 million and $19.9 million, respectively.  The June 30, 2010 amount consisted of (i) $18.9 million included within “Accounts, notes and interest receivable, net” and primarily related to receivables due from Kinder Morgan Midco LLC, NGPL, the Express pipeline system and from Kinder Morgan, Inc.’s receivable from Plantation Pipe Line Company and (ii) $0.1 million of natural gas imbalance receivables, included within “Other current assets.”  Our related party imbalance receivables are primarily due from NGPL.  The December 31, 2009 amount consisted of (i) $16.8 million included within “Accounts, notes and interest receivable, net” and primarily related to receivables due from Kinder Morgan Midco LLC, the Express pipeline system and NGPL and (ii) $3.1 million of natural gas imbalance receivables, primarily due from NGPL and included within “Other current assets.”

As of June 30, 2010, our related party payables consisted of (i) $4.7 million included within “Accounts payable” and primarily related to payables due to Plantation Pipe Line Company by KMP and (ii) $2.9 million of natural gas imbalance payables, included within “Accrued other current liabilities” and related to amounts due by KMP to NGPL.  The December 31, 2009 related party payable amounts are included within “Accounts payable” on our accompanying consolidated balance sheet, and primarily consisted of amounts owed to RGZ, Inc.

NGPL PipeCo LLC Fixed Fee Revenue and Other Transactions

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (“Agreement”) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC.  The Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, plus a $43.2 million annual general and administration fixed fee charge (“Fixed Fee”), for services provided under the Agreement.  This Fixed Fee escalates at 3% each year until 2011 and is billed monthly.  These Fixed Fees, included within the caption, “Product sales and other” in our accompanying consolidated statements of income, totaled $11.8 million and $23.6 million for the three and six months ended June 30, 2010, respectively, and $11.4 million and $22.9 million for the three and six months ended June 30, 2009, respectively.

Derivative Counterparties

As a result of our Going Private transaction, a number of individuals and entities became significant investors in us, and by virtue of the size of its ownership interest in us, one of those investors—Goldman Sachs Capital Partners and certain of its affiliates—remains a “related party” (as that term is defined in authoritative accounting literature)

Kinder Morgan, Inc. Form 10-Q

to us as of June 30, 2010.  Goldman Sachs has also acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, and Goldman Sachs effectively owned 49% of the terminal assets KMP acquired from US Development Group LLC.

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

The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” in our accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
Derivatives - asset (liability)
Current assets: Fair value of derivative contracts	$0.4	$4.3
Assets: Fair value of derivative contracts	$22.4	$18.4
Current liabilities: Fair value of derivative contracts	$(84.2)	$(96.8)
Long-term liabilities and deferred credits: Fair value of derivative contracts	$(82.5)	$(190.8)

For more information on our risk management activities see Note 6.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income tax expense (benefit)	$45.8	$67.0	$(49.7)	$147.6
Effective tax rate	15.0%	24.3%	(160.8)%	29.5%

The effective tax rate is lower than the statutory federal rate of 35% for the three months ended June 30, 2010 primarily due to the net effect of consolidating KMP’s income tax provision and an adjustment to the deferred tax liability related to our investment in NGPL PipeCo LLC, partially offset by state income taxes.  The effective tax rate is lower than the statutory federal rate of 35% for the six months ended June 30, 2010 primarily due to (i) the net effect of consolidating KMP’s income tax provision, (ii) a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC, (iii) state tax refunds received during the quarter, and (iv) an adjustment to the deferred tax liability related to our investment in NGPL PipeCo LLC.

During the three months ended June 30, 2009, our effective tax rate was lower than the statutory federal tax rate due to (i) the net effect of consolidating KMP’s income tax provision, (ii) tax benefits resulting from increases in non-deductible goodwill and (iii) a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC. The above decreases to income tax expense were partially offset by state income tax expense. For the six months ended June 30, 2009, our effective tax rate was lower than the statutory federal income tax rate of 35% for the three items described above and a non-cash income tax reserve (ASC 740-10) adjustment.  This decrease to income tax expense was partially offset by additional tax expense resulting from non-cash deferred tax liability adjustments in KMP’s Kinder Morgan Canada segment and state income taxes.

Kinder Morgan, Inc. Form 10-Q

11. Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the six months ended June 30, 2010.  Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements included in our 2009 Form 10-K.  This note also contains a description of any material legal proceedings that were initiated against us during the six months ended June 30, 2010, and a description of any material events occurring subsequent to June 30, 2010 but before the filing of this report.

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

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and Calnev are subject to numerous ongoing proceedings at the FERC, including the shippers' complaints and protests regarding interstate rates on the pipeline systems listed below. These complaints and protests have been filed over numerous years beginning in 1992 through and including 2009.  In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable.  If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward.  These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

As to SFPP, the issues involved in these proceedings include, among others:  (i) whether certain of KMP’s Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, and therefore deemed to be just and reasonable, (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged, (iii) whether indexed rate increases are justified; and (iv) the appropriate level of return and income tax allowance KMP may include in its rates.  The issues involving Calnev are similar.

SFPP

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

On May 28, 2010 the FERC approved a settlement agreement with eleven of twelve shippers regarding various rate challenges previously filed with the FERC dating back to 1992 (Historical Cases Settlement).  The Historical Cases Settlement resolves all but two of the cases outstanding between SFPP and the eleven shippers and leaves unaffected settlements entered into previously.  SFPP does not expect any material adverse impacts from the remaining two unsettled cases with the eleven shippers.  Following the FERC’s approval of the agreement, KMP made settlement payments totaling $206.3 million to the eleven shippers in June 2010.  The eleven shippers in the

Kinder Morgan, Inc. Form 10-Q

Historical Cases Settlement are:  Valero; ConocoPhillips; BP; ExxonMobil; Western Refining; Navajo; Tesoro; and the Airlines (four collectively).  Chevron is the only shipper who is not a party to the Historical Cases Settlement.  Chevron's dockets remain open and pending before the FERC.

This settlement agreement and other legal reserves related to SFPP rate litigation resulted in a $158.0 million charge to earnings in the first quarter of 2010. From a cash perspective, a portion of KMP’s partnership distributions for the second quarter of 2010 (which it will pay in the third quarter of 2010) will be a distribution of cash from an interim capital transaction (“ICT Distribution,”) rather than a distribution of cash from operations.  As a result, our second quarter distribution from KMP (which will be paid in the third quarter) will be reduced by $170.0 million and our second quarter of 2010 pre-tax earnings were reduced by $166.6 million.  As provided in the partnership agreement, we receive no incentive distribution on ICT Distributions; therefore, there will be no practical impact to KMP’s limited partners from this ICT Distribution because (i) the expected cash distribution to the limited partners will not change, (ii) fewer dollars in the aggregate will be distributed, because there will be no incentive distribution paid to us related to the portion of the quarterly distribution that is an ICT Distribution and (iii) we, in this instance, have agreed to waive any resetting of the incentive distribution target levels, as would otherwise occur according to KMP’s partnership agreement.

KMP’s second quarter ICT Distribution is expected to allow it to resolve the remaining FERC rate cases (discussed above) and CPUC rate cases (discussed below) without impacting future distributions. Due to our support, KMP still expects to distribute $4.40 in distributions per unit to its limited partners for 2010.

The Historical Cases Settlement resolved the following dockets in their entirety:  OR94-3, OR95-5, OR95-34, OR96-10, OR96-15, OR96-17, OR97-2, OR98-2, OR98-13, OR00-7, OR00-8, OR00-9, OR00-10, OR04-3, OR05-4, OR05-5, OR07-1, OR07-2, OR07-6, OR07-20, OR08-13, OR08-15, OR09-12, OR09-18, OR09-21, OR09-22, IS99-144, IS00-379, IS04-323, IS07-229.

The following dockets are settled by the Historical Cases Settlement as to the eleven shippers but are pending as to Chevron:

▪	FERC Docket Nos. OR92-8, et al. (West and East Line Rates)—Chevron protests of compliance filings pending with FERC and appeals pending at the D.C. Circuit;

▪	FERC Docket Nos. OR96-2, et al. (All SFPP Rates)—Chevron (as a successor-in-interest to Texaco) protests of compliance filings pending with FERC;

▪	FERC Docket No. OR02-4 (All SFPP Rates)—Chevron appeal of complaint dismissal pending at the D.C. Circuit;

▪	FERC Docket No. OR03-5 (West, East, North, and Oregon Line Rates)—Chevron exceptions to initial decision pending at FERC;

▪	FERC Docket No. OR07-4 (All SFPP Rates)—Chevron complaint held in abeyance;

▪	FERC Docket No. OR09-8 (consolidated) (2008 Index Increases)—Hearing regarding Chevron complaint held in abeyance pending settlement discussions;

▪	FERC Docket No. IS98-1 (Sepulveda Line Rates)—Chevron protests to compliance filing pending at FERC;

▪	FERC Docket No. IS05-230 (North Line Rates)—Chevron exceptions to initial decision pending at FERC;

▪	FERC Docket No. IS07-116 (Sepulveda Line Rates)—Chevron protest subject to resolution of IS98-1 proceeding;

▪	FERC Docket No. IS08-137 (West and East Line Rates)—Chevron protest subject to resolution of the OR92-8/OR96-2 proceeding;

▪	FERC Docket No. IS08-302 (2008 Index Rate Increases)—Chevron protest subject to the resolution of proceedings regarding the West, North and Sepulveda Lines;

▪	FERC Docket No. IS09-375 (2009 Index Rate Increases)—Chevron protest subject to resolution of proceedings regarding the North, West and Sepulveda Lines;

Kinder Morgan, Inc. Form 10-Q

The following dockets are unaffected by the Historical Cases Settlement:

▪	FERC Docket No. IS08-390 (West Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: Exceptions to initial decision pending at FERC;

▪	FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero, Chevron, Western Refining, and Southwest Airlines—Status: Hearing stage.

The following dockets terminated independent of the Historical Cases Settlement:

▪
FERC Docket No. OR07-3 (2005-2006 North Line Index Rate Increases)—Protestants: BP, ExxonMobil, Tesoro, Valero Marketing, Chevron—Defendant: SFPP—Status: Petition for review at D.C. Circuit denied, mandate issued.

▪	FERC Docket No. OR09-16 (not consolidated) (2007 and 2008 Page 700 Audit Request)—Complainants: Tesoro—Defendant: SFPP—Status: Dismissed at FERC; no appeal taken; and

▪	FERC Docket No. OR09-17 (Most SFPP Rates) (not consolidated)—Complainants: Tesoro—Defendant: SFPP—Status: Dismissed at FERC; no appeal taken.

Calnev

▪
FERC Docket Nos. OR07-7, OR07-18, OR07-19 & OR07-22 (not consolidated) (Calnev Rates)—Complainants: Tesoro, Airlines, BP, Chevron, ConocoPhillips and Valero Marketing—Status:  Complaint amendments pending before FERC;

▪	FERC Docket No. IS09-377 (2009 Index Rate Increases)—Protestants: BP, Chevron, and Tesoro—Status: Requests for rehearing of FERC dismissal pending before FERC;

▪	FERC Docket Nos. OR09-11/OR09-14 (not consolidated) (2007 and 2008 Page 700 Audit Request)—Complainants: BP/Tesoro—Status: BP petition for review at D.C. Circuit dismissed, mandate issued;

▪	FERC Docket Nos. OR09-15/OR09-20 (not consolidated) (Calnev Rates)—Complainants: Tesoro/BP—Status: Complaints pending at FERC;

▪	FERC Docket Nos. OR09-18/OR09-22 (not consolidated) (2009 Index Increases)—Complainants: Tesoro/BP—Status: BP petition for review at D.C. Circuit dismissed, mandate issued.

Trailblazer Pipeline Company LLC

On July 7, 2010, KMP’s subsidiary Trailblazer Pipeline Company LLC (“Trailblazer”) refunded a total of approximately $0.7 million to natural gas shippers covering the period January 1, 2010 through May 31, 2010 as part of a settlement reached with shippers to eliminate the December 1, 2009 rate filing obligation contained in its Docket No. RP03-162 rate case settlement.  As part of the agreement with shippers, Trailblazer commenced billing reduced tariff rates as of June 1, 2010 with an additional reduction in tariff rates to take effect January 1, 2011.

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

On April 6, 2010, a CPUC administrative law judge issued a proposed decision in several intrastate rate cases involving SFPP and a number of its shippers.  The proposed decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance and allocation of environmental expenses that are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines.  Moreover, contrary to California law, the proposed decision orders refunds relating to these issues where the underlying rates were previously deemed reasonable by the CPUC.  Based on KMP’s review of these CPUC proceedings, KMP estimates that its maximum exposure is approximately $220 million in reparation and refund payments and if the

Kinder Morgan, Inc. Form 10-Q

determinations made in the proposed decision were applied prospectively in two pending cases this could result in approximately $30 million in annual rate reductions.

The proposed decision is advisory in nature and can be rejected, accepted or modified by the CPUC.  SFPP filed comments on May 3, 2010 outlining the errors in law and fact within the proposed decision and on May 5, 2010, SFPP made oral arguments before the full CPUC.  Further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken if warranted.  KMP does not expect the final resolution of this matter to have an impact on the expected distributions to its limited partners for 2010.

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

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey and Ptasynski take nothing on their claims and that the claims of Gray be dismissed with prejudice. The court entered final judgment in favor of the defendants on April 30, 2008. The plaintiffs appealed to the United States Fifth Circuit Court of Appeals.  On June 16, 2010, the Fifth Circuit Court of Appeals affirmed the trial court’s summary judgment decision.

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

On October 2, 2007, the plaintiffs initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity.  The second arbitration asserts claims similar to those asserted in the first arbitration.  On June 3, 2008, the plaintiffs filed a request with the American Arbitration Association seeking administration of the arbitration.  In October 2008, the New Mexico federal district court entered an order declaring that the panel in the first arbitration should decide whether the claims in the second arbitration are barred by res judicata (an adjudicated issue that cannot be relitigated).  The plaintiffs filed a motion for reconsideration of that order, which was denied by the New Mexico federal district court in January 2009.  Plaintiffs appealed to the Tenth Circuit Court of Appeals.  On December 21, 2009, the Tenth Circuit Court of Appeals reversed the District Court and ruled that a new arbitration panel should be convened to decide the claims and defenses asserted by the parties. A new arbitration panel has convened and a final hearing on the parties’ claims and defenses is expected to occur in 2011.

Kinder Morgan, Inc. Form 10-Q

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

MMS Orders to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an Order to Report and Pay from the MMS.  The MMS contends that Kinder Morgan CO2 over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez Pipeline tariff as the transportation allowance in calculating federal royalties. The MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations.  The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount.

Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. sec. 290.100, et seq.

In addition to the March 2007 Order to Report and Pay, the MMS issued a second Order to Report and Pay in August 2007, in which the MMS claims that Kinder Morgan CO2 over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of approximately $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 filed its notice of appeal and statement of reasons in response to the second Order in September 2007, challenging the Order and appealing it to the Director of the MMS.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).  In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way.  The trial is ongoing and is expected to conclude by the end of the third quarter of 2010, with a decision from the judge expected by the end of 2010.

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

Kinder Morgan, Inc. Form 10-Q

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

Midcontinent Express Pipeline LLC (“Midcontinent Express”) Construction Incident

On July 15, 2009, a Midcontinent Express contractor and subcontractor were conducting a nitrogen pressure test on facilities at a Midcontinent Express pipeline delivery meter station that was under construction in Smith County, Mississippi.  An unexpected release of nitrogen occurred during testing, resulting in one fatality and injuries to four other employees of the contractor or subcontractor. The United States Occupational Safety and Health Administration (“OSHA”) completed its investigation.  Neither Midcontinent Express nor KMP were cited for any violations by OSHA.

In July 2010, Kinder Morgan, Inc. and Midcontinent Express were named in two lawsuits arising out of the accident.  One case was filed by one of the injured workers and the other case was filed by the decedent’s heirs.  Both cases are pending in Louisiana State District Court, Vermilion Parish.  Plaintiffs allege that Kinder Morgan, Inc. and Midcontinent Express were negligent and grossly negligent in failing to maintain a safe worksite.  Kinder Morgan, Inc. and Midcontinent Express have tendered the cases to the responsible insurance carriers, and they have agreed to accept the defense and indemnity.  Discovery is proceeding in the cases.

Pasadena Terminal Fire

On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas liquids terminal facility.

On January 8, 2010, a civil lawsuit was filed on behalf of the People of Texas and the TCEQ for alleged violations of the Texas Clean Air Act.  The lawsuit was filed in the 53rd Judicial District Court, Travis County, Texas and is entitled State of Texas v. Kinder Morgan Liquids Terminals, case no. D1GV10000017.  Specifically, the TCEQ alleges that KMP’s subsidiary, Kinder Morgan Liquids Terminals LLC, had an unauthorized emission event relating to the pit 3 fire at the Pasadena terminal in September 2008.  KMP is currently in discussions with the TCEQ legal representatives and the Texas Attorney General’s office regarding resolution of this matter.  KMP does not expect any fines or penalties related to this matter to be material.

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

Kinder Morgan, Inc. Form 10-Q

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

The eight Harris County cases were consolidated into the Crescente v. Kinder Morgan, Inc. et al case, Cause No. 2006-33011, in the 164th Judicial District Court, Harris County, Texas.  The seven Kansas cases were consolidated into the Consol. Case No. 06 C 801; In Re Kinder Morgan, Inc. Shareholder Litigation; in the District Court of Shawnee County, Kansas, Division 12.  The Consolidated Petitions filed by the plaintiffs challenged the proposed transaction as inadequate and unfair to Kinder Morgan, Inc.’s public stockholders. They alleged that Kinder Morgan, Inc.’s Board of Directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They sought, among other things, to enjoin the merger, rescission of the merger agreement, disgorgement of any improper profits received by the defendants, and attorneys’ fees. Defendants answered the Consolidated Petitions, denying the plaintiffs’ substantive allegations and denying that the plaintiffs are entitled to relief.

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

Kinder Morgan, Inc. Form 10-Q

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

The parties have concluded fact and expert discovery.  In July, 2010 all remaining defendants filed Motions for Summary Judgment in their favor on all remaining claims in the consolidated cases.  Plaintiffs are scheduled to respond to such motions in August, 2010, and oral argument on such motions is scheduled for October, 2010.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners.  As of June 30, 2010 and December 31, 2009, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $162.8 million and $220.9 million, respectively.  The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates.  The overall change in the reserve from year-end 2009 includes both a $158.0 million increase in expense in the first quarter of 2010 associated with various rate case liability adjustments that increased our overall rate case liability, and a $206.3 million payment in the second quarter of 2010 that reduced the liability.  We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

In February 2010, KM PMT entered into a plea agreement with the U.S. Attorney’s office for the Middle District of Florida to resolve the air permit violations at KMP’s Port Manatee terminal that occurred between 2001 and 2008. During this period of time, former local terminal management failed to disclose and address the operational condition of control equipment at the facility, as required by the Clean Air Act.  To resolve the matter, KM PMT has entered into a plea agreement concerning criminal violations of the Clean Air Act and has agreed to pay a fine of $750,000 and a community service payment of $250,000 to the National Fish & Wildlife Foundation.  The plea agreement was accepted by the Court on June 22, 2010. In addition, in order to resolve the matter with the Florida DEP, KM PMT has entered into a civil Consent Order with the Florida DEP under which it has agreed to implement an Environmental Compliance Plan and to pay $336,000 in civil penalties and costs.  KMP has fully cooperated with the government’s investigation, and has taken appropriate measures at the terminal, including replacing and repairing control equipment, adding new equipment, terminating certain employees, and retraining current employees on proper environmental procedures.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan, EPA Section 114 Information Request

On January 8, 2010, Kinder Morgan, Inc., on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express Pipeline LLC, received a Clean Air Act Section 114 information request from the U.S. Environmental Protection Agency, Region V.  This information request requires that the three affiliated companies provide the EPA with air permit and various other information related to their natural gas pipeline compressor station operations in Illinois, Indiana, and Ohio.  The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact.  As of June 30, 2010, we have accrued an environmental reserve of $81.6 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations.  In addition, as of June 30, 2010, we have recorded a receivable of $8.6 million for expected cost recoveries that have been deemed probable.  As of December 31, 2009, our environmental reserve totaled $86.3 million and our estimated receivable for environmental cost recoveries totaled $4.3 million.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Kinder Morgan, Inc. Form 10-Q

12.  Regulatory Matters

Below is a brief description of our ongoing regulatory matters, including any material developments that occurred during the six months ended June 30, 2010.  This note also contains a description of any material regulatory matters initiated during the six months ended June 30, 2010 in which we are involved. In this note, we refer to the Federal Energy Regulatory Commission as the FERC.

NGPL PipeCo LLC Section 5 Proceeding

On November 19, 2009, NGPL PipeCo LLC was notified by the FERC of a proceeding against it pursuant to section 5 of the Natural Gas Act (the “Order”).  The proceeding instituted an investigation into the justness and reasonableness of Natural Gas Pipeline Company of America LLC’s (“Natural”) transportation and storage rates as well as its fuel and natural gas lost percentages.  Natural reached a settlement in principal on the Order on April 22, 2010.  On June 11, 2010, Natural filed an Offer of Settlement (“Settlement”), which was approved without modification by the FERC on July 29, 2010.  Rehearing requests, if any, are due in the 30 days following the FERC’s order approving the settlement.  If no rehearing request is filed, the order approving the settlement will become final and nonappealable.  The Settlement resolved all issues in the proceeding.  The Settlement provides that Natural will reduce its fuel and gas lost and unaccounted for (“GL&U”) retention factors as of July 1, 2010.  The Settlement further provides a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers.  Also, see Note 2 “Investments, Acquisitions, Joint Ventures and Divestitures—NGPL PipeCo LLC Investment Impairment Charge.”

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

By FERC order issued July 16, 2009, Rockies Express Pipeline LLC was granted authorization to construct and operate this project, and it commenced construction on August 4, 2009.  The expansion is fully contracted.  The additional compression at the Big Hole compressor station was made available as of December 9, 2009 and the additional compression at the Arlington compressor station is expected to be operational in September 2010.  The total FERC authorized cost for the proposed project is approximately $78 million; however, Rockies Express Pipeline LLC is currently projecting that the final actual cost will be approximately $25 million less.

Kinder Morgan Interstate Gas Transmission Pipeline (“KMIGT”) – Huntsman 2009 Expansion Project

KMIGT has filed an application with the FERC for authorization to construct and operate certain storage facilities necessary to increase the storage capability of the existing Huntsman Storage Facility, located near Sidney, Nebraska.  KMIGT also requested approval of new incremental rates for the project facilities under its currently effective Cheyenne Market Center Service Rate Schedule CMC-2.  When fully constructed, the proposed facilities will create incremental firm storage capacity for up to one million dekatherms of natural gas, with an associated injection capability of approximately 6,400 dekatherms per day and an associated deliverability of approximately 10,400 dekatherms per day.  As a result of an open season, KMIGT and one shipper executed a firm precedent agreement for 100% of the capacity to be created by the project facilities for a five-year term.  By FERC order issued September 30, 2009, KMIGT was granted authorization to construct and operate the project, and construction of the project commenced on October 12, 2009.  KMIGT received FERC approval to commence service on the expanded storage project effective February 1, 2010.  Full service from the expanded facilities is expected during the third quarter of 2010.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Interstate Gas Transmission Pipeline – Franklin to Hastings Expansion Project

KMIGT has filed a prior notice request to replace, construct and operate certain mainline pipeline facilities primarily to provide  approximately 10,000 dekatherms per day of service to a new ethanol plant located near Aurora, Nebraska.  The estimated cost of constructing the proposed facilities is $23.5 million.  Provided no protests are filed, KMIGT can commence construction of this project on September 25, 2010.

Midcontinent Express Pipeline LLC – Docket Nos. CP08-6-000 and CP09-56-000

On April 10, 2009, Midcontinent Express Pipeline LLC placed Zone 1 of the Midcontinent Express natural gas pipeline system into interim service.  Zone 1 extends from Bennington, Oklahoma to the interconnect with Columbia Gulf Transmission Company in Madison Parish, Louisiana.  It has a design capacity of approximately 1.5 billion cubic feet per day.  On August 1, 2009, construction of the pipeline was completed, and Zone 2 was placed into service.  Zone 2 extends from the Columbia Gulf interconnect to the terminus of the system in Choctaw County, Alabama.  It has a design capacity of approximately 1.2 billion cubic feet per day.  In an order issued September 17, 2009, the FERC approved Midcontinent Express Pipeline LLC’s (i) amendment to move one compressor station in Mississippi and modify the facilities at another station in Texas (both stations were among the facilities certificated in the July 2008 Order authorizing the system’s original construction); and (ii) request to expand the capacity in Zone 1 by 0.3 billion cubic feet per day.  On June 1, 2010 Midcontinent Express’ Zone 1 expansion was placed into service bringing the design capacity of Midcontinent Express to approximately 1.8 billion cubic feet per day in Zone 1 and to 1.2 billion cubic feet per day in Zone 2.

The Midcontinent Express Pipeline is owned by Midcontinent Express Pipeline LLC, a 50/49.9/0.1% joint venture between KMP, Regency Energy Partners LP, and Energy Transfer Partners, L.P., respectively. The pipeline originates near Bennington, Oklahoma and extends from southeast Oklahoma, across northeast Texas, northern Louisiana and central Mississippi, and terminates at an interconnection with the Transco Pipeline near Butler, Alabama.  The approximate 500-mile natural gas pipeline system connects the Barnett Shale, Bossier Sands and other natural gas producing regions to markets in the eastern United States, and substantially all of the pipeline’s capacity—including all incremental pipeline capacity that is expected to be phased in during the second and third quarters of 2010—is fully subscribed with long-term binding commitments from creditworthy shippers.

Fayetteville Express Pipeline LLC – Docket No.CP09-433-000

Construction is now underway on all phases of the previously announced Fayetteville Express Pipeline project.  The Fayetteville Express Pipeline is owned by Fayetteville Express Pipeline LLC, a 50/50 joint venture between us and Energy Transfer Partners, L.P.  The Fayetteville Express Pipeline is a 187-mile, 42-inch diameter natural gas pipeline that will begin in Conway County, Arkansas, continue eastward through White County, Arkansas, and will terminate at an interconnection with Trunkline Gas Company’s pipeline in Panola County, Mississippi.  The pipeline will have an initial capacity of two billion cubic feet per day, and has currently secured binding commitments for at least ten years totaling 1.85 billion cubic feet per day of capacity.

On December 17, 2009, the FERC approved and issued the pipeline’s certificate application authorizing pipeline construction, and initial construction on the project began in January 2010.  Pending regulatory approvals, the pipeline is expected to begin interim service in the fourth quarter of 2010 and be fully in service by the end of 2010. The total costs of this pipeline project are estimated to be below $1.2 billion (consistent with KMP’s July 21, 2010 second quarter earnings press release and below the original budget of $1.3 billion).

13. Recent Accounting Pronouncements

Accounting Standards Updates

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-16 amended the Codification’s “Transfers and Servicing” Topic to include the provisions included within the FASB’s previous Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” issued June 12, 2009.  ASU No. 2009-17 amended the Codification’s “Consolidations” Topic to include the provisions included within the FASB’s previous SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” also issued June 12, 2009.  These two Updates change the way entities must account for securitizations and special-purpose entities.  ASU No. 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred

Kinder Morgan, Inc. Form 10-Q

financial assets.  ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.

For us, both ASUs were effective January 1, 2010; however, the adoption of these ASUs did not have a material impact on our consolidated financial statements.  The principal impact of ASU No. 2009-17 is that, effective January 1, 2010 we no longer consolidate Triton Power Company LLC in our consolidated financial statements.  There is no impact to “Net Income Attributable to Kinder Morgan, Inc.” relating to the exclusion of Triton Power Company LLC, however, we have shown the excluded Triton Power Company LLC’s $17.5 million cash and cash equivalent balance at December 31, 2009 as a “Deconsolidation of variable interest entity due to the implementation of ASU 2009-17” in our accompanying consolidated statement of cash flows for the six months ended June 30, 2010.  In addition, as a result of the implementation of ASU 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, in our consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts.

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

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future.  Many of our operations are regulated by various U.S. and Canadian regulatory bodies.  The profitability of our products pipeline transportation business is generally driven by the volume of petroleum products that we transport and the prices we receive for our services.  Transportation volume levels are primarily driven by the demand for the petroleum products being shipped or stored.  Demand for petroleum products tends to track in large measure demographic and economic growth and with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable.  Because of that, we seek to own refined products pipelines located in, or that transport to, stable or growing markets and population centers.  The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index.

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets tend to be received under contracts with terms that are fixed for various and extended periods of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas, which specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.  Therefore, where we have long-term contracts we are not exposed to short-term changes in commodity supply or demand.  However, as contracts expire, we do have exposure to the longer term trends in supply and demand for natural gas.  Currently, the remaining average contract life of our natural gas transportation contracts is in excess of eight years.

The CO2 sales and transportation business, like the natural gas pipelines business, generally has fixed-fee contracts with minimum volume requirements.  In the long-term, our success in this business is driven by the demand for carbon dioxide.  However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum transport volumes under many of our contracts.  In the oil and gas producing activities within the CO2–KMP business segment, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  In that regard, our production during any period is an important measure.  In addition, the revenues we receive from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.

The factors impacting our terminals business generally differ depending on whether the terminal is a liquid or bulk terminal, and in the case of a bulk terminal, the type of product being handled or stored.  As with our products pipeline transportation business, the revenues from our bulk terminals business are generally driven by the volumes we handle and/or store, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored.  While we handle and store a large variety of products in our bulk terminals, the primary products are coal, petroleum coke, and steel.  For the most part, we have contracts on this business that have minimum volume guarantees and are volume based above the minimums.  Because these contracts are volume based above the minimums, our profitability from the bulk business can be sensitive to economic conditions.  Our liquids terminals business generally is backed by longer-term contracts which require the customer to pay regardless of whether they use the capacity.  Thus, similar to our natural gas pipeline business, our liquids terminals business is less sensitive to short-term changes in supply and demand.  Therefore, the extent to which changes in these variables affect our terminals business in the near term is a function of the length of the underlying service contracts, the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes

Kinder Morgan, Inc. Form 10-Q

and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods. Principally through KMP, we believe that we have a history of making accretive acquisitions and economically advantageous expansions of existing businesses—since 1998, KMP has invested over $20 billion of capital for both strategic business acquisitions and expansions of existing assets.  KMP’s capital investments have helped it to achieve compound annual growth rates in cash distributions to its limited partners of 4.5%, 8.8%, and 7.9%, respectively, for the one-year, three-year, and five-year periods ending December 31, 2009.

Thus, the amount that KMP is able to increase distributions to us and other investors will, to some extent, be a function of KMP’s ability to complete successful acquisitions and expansions.  We believe KMP will continue to have opportunities for expansion of its facilities in many markets, and it has budgeted approximately $1.5 billion for its 2010 capital expansion program, including for small acquisitions.  Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control.  Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

In addition, KMP’s ability to make accretive acquisitions or expand its assets is impacted by its ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions.  As a master limited partnership, KMP distributes all of its available cash and it accesses capital markets to fund acquisitions and asset expansions.  Historically, KMP has succeeded in raising necessary capital in order to fund its acquisitions and expansions, often doing so during periods of notably tight financial conditions.  For example, in December 2008, KMP raised a combined $675 million in cash from public debt and equity offerings.  Although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that KMP’s stable cash flows, its investment grade credit rating, and its historical record of successfully accessing both equity and debt funding sources should allow it to continue to execute its current investment, distribution and acquisition strategies, as well as refinance maturing debt when required.  For a further discussion of our liquidity, please see “—Financial Condition” below.

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

With regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2010.  Our goodwill impairment analysis performed on that date did not result in an impairment charge, and no event indicating an impairment has occurred subsequent to that date.  For more information on our goodwill impairment analysis, see Note 3 “Intangibles—Goodwill” to our consolidated financial statements included elsewhere in this report.

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2009 Form 10-K.  There have not been any significant changes in these policies and estimates during the six months ended June 30, 2010.

Kinder Morgan, Inc. Form 10-Q

Impact of the Purchase Method of Accounting on Segment Earnings

As further disclosed in Note 2 of our consolidated financial statements in our 2009 Form 10-K, on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity.  This transaction is referred to in this report as “the Going Private transaction.”  Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

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

Results of Operations

Consolidated

	Three Months Ended June 30,
	2010	2009	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$158.0	$154.7	$3.3	2%
Natural Gas Pipelines–KMP(c)	184.6	162.0	22.6	14%
CO2–KMP(d)	262.7	226.9	35.8	16%
Terminals–KMP(e)	164.8	141.0	23.8	17%
Kinder Morgan Canada–KMP(f)	43.9	46.7	(2.8)	(6	) %
NGPL PipeCo LLC	8.4	10.1	(1.7)	(17	) %
Power	1.2	1.3	(0.1)	(8	) %
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	823.6	742.7	80.9	11%

Depreciation, depletion and amortization expense	(269.7)	(256.8)	(12.9)	(5	) %
Amortization of excess cost of equity investments	(1.5)	(1.5)	-	-
NGPL PipeCo LLC fixed fee revenue(g)	11.8	11.4	0.4	4%
Other operating revenues	1.5	-	1.5	n/a
General and administrative expense(h)	(104.8)	(84.1)	(20.7)	(25	) %
Unallocable interest and other, net(i)	(163.1)	(139.1)	(24.0)	(17	) %
Income from continuing operations before income taxes	297.8	272.6	25.2	9%
Unallocable income tax expense(a)	(37.5)	(64.2)	26.7	42%
Income from continuing operations	260.3	208.4	51.9	25%
Income from discontinued operations, net of tax	-	0.7	(0.7)	(100	) %
Net income	260.3	209.1	51.2	24%
Net income attributable to noncontrolling interests	(214.3)	(79.3)	(135.0)	(170	) %
Net income attributable to Kinder Morgan, Inc.(j)	$46.0	$129.8	$(83.8)	(65	) %

Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2010	2009	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(k)	$164.4	$300.1	$(135.7)	(45	) %
Natural Gas Pipelines–KMP(l)	405.2	362.0	43.2	12%
CO2–KMP(m)	529.3	418.6	110.7	26%
Terminals–KMP(n)	315.3	275.3	40.0	15%
Kinder Morgan Canada–KMP(o)	88.9	66.2	22.7	34%
NGPL PipeCo LLC(p)	(411.2)	22.4	(433.6)	(1,936	) %
Power	2.4	2.4	-	-
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	1,094.3	1,447.0	(352.7)	(24	) %

Depreciation, depletion and amortization expense	(552.0)	(521.6)	(30.4)	(6	) %
Amortization of excess cost of equity investments	(2.9)	(2.9)	-	-
NGPL PipeCo LLC fixed fee revenue(g)	23.6	22.9	0.7	3%
Other operating revenues	1.5	-	1.5	n/a
General and administrative expense(q)	(220.5)	(177.0)	(43.5)	(25	) %
Unallocable interest and other, net(r)	(318.9)	(289.4)	(29.5)	(10	) %
Income from continuing operations before income taxes	25.1	479.0	(453.9)	(95	) %
Unallocable income tax benefit (expense)(a)	55.5	(125.5)	181.0	144%
Income from continuing operations	80.6	353.5	(272.9)	(77	) %
Income (loss) from discontinued operations, net of tax	(0.2)	0.5	(0.7)	(140	) %
Net income	80.4	354.0	(273.6)	(77	) %
Net income attributable to noncontrolling interests	(195.3)	(108.9)	(86.4)	(79	) %
Net income (loss) attributable to Kinder Morgan, Inc.(j)	$(114.9)	$245.1	$(360.0)	(147	) %
____________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes. Segment earnings include KMP’s allocable income taxes expense of $8.3 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, and $5.8 million and $22.1 million for the six months ended June 30, 2010 and 2009, respectively.

(b)
2010 and 2009 amounts include a decrease in income of $0.4 million and an increase in income of $1.0 million, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.  2010 amount also includes a $15.5 million decrease in income associated with combined property environmental expenses and disposal losses related to the retirement of the Gaffey Street, California products terminal facility.  2009 amount also includes a $3.8 million increase in expense associated with environmental liability adjustments. Also, 2010 and 2009 amounts include $7.2 million and $0.3 million, respectively, decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
2010 amount includes a $0.1 million unrealized loss on derivative contracts used to hedge forecasted natural gas sales.  2009 amount includes a $2.5 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas. Also, 2010 and 2009 amounts include increases in segment earnings of $0.1 million and $0.2 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting. 2010 and 2009 amounts include $ 0.5 million and $0.3 million, respectively, decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
2010 amount includes a $7.9 million unrealized gain on derivative contracts used to hedge forecasted crude oil sales.  Also, 2010 and 2009 amounts include increases in segment earnings resulting from valuation adjustments of $13.3 million and $24.2 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2010 amount includes a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal, and a $0.2 million increase in expense related to storm and flood clean-up and repair activities.  2009 amount includes a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal, and a $0.1 million increase in expense associated with environmental liability adjustments. Also, 2010 and 2009 amounts include $0.7 million and $1.9 million, respectively, decrease in segment earnings, related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(f)	2009 amount includes a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals made by the Express pipeline system.

Kinder Morgan, Inc. Form 10-Q

(g)	See Note 9 of our consolidated financial statements included elsewhere in this report.
(h)
Includes unallocated litigation and environmental expenses.  2010 and 2009 amounts include an increase in expense of $0.1 million and a decrease in expense of $0.9 million, respectively, related to capitalized overhead costs associated with the 2008 hurricane season.  2010 amount also includes a $1.0 million increase in expense for certain asset and business acquisition costs.

(i)	2010 and 2009 amounts include increases in imputed interest expense of $0.2 million and $0.3 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.
(j)
2010 amounts include a reduction of approximately $107 million (after-tax) due to a KMP interim capital transaction.  See Note 11 of our consolidated financial statements included elsewhere in this report.

(k)
2010 and 2009 amounts include increases in income of $0.1 million and $0.4 million, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.  2010 amount also includes a $158.0 million expense associated with rate case liability adjustments, and a $15.5 million decrease in income associated with combined property environmental expenses and disposal losses related to the retirement of the Gaffey Street, California products terminal facility.  2009 amount also includes a $3.8 million increase in expense associated with environmental liability adjustments.  Also 2010 and 2009 amounts include $7.2 million and $0.3 million, respectively, decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. With respect to the 2010 rate case liability adjustments, following the Federal Regulatory Energy Commission’s approval of a settlement agreement KMP reached with certain shippers, it made settlement payments totaling $206.3 million in June 2010.  For more information on the rate case proceedings, see Note 11 of our consolidated financial statements included elsewhere in this report included elsewhere in this report.

(l)
2010 amount includes a $0.8 million unrealized gain on derivative contracts used to hedge forecasted natural gas sales, and a $0.4 million increase in income from certain measurement period adjustments related to the October 1, 2009 natural gas treating business acquisition.  2009 amount includes a $3.8 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas.  Also, 2010 and 2009 amounts include increases in segment earnings of $0.1 million and $0.2 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting; and 2010 and 2009 amounts include $ 0.5 million and $1.1 million, respectively, decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(m)
2010 amount includes a $13.3 million unrealized gain on derivative contracts used to hedge forecasted crude oil sales.  Also, 2010 and 2009 amounts include increases in segment earnings resulting from valuation adjustments of $26.7 million and $48.5 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(n)
2010 amount includes a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal and a $0.6 million increase in expense related to storm and flood clean-up and repair activities.  2009 amount includes a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal and a $0.1 million increase in expense associated with environmental liability adjustments.  Also, 2010 and 2009 amounts include $0.7 million and $2.3 million, respectively, decrease in segment earnings; related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(o)
2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of Trans Mountain pipeline system’s previously established deferred tax liability and a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals made by the Express pipeline system.

(p)	Includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million (pre-tax); see Note 2 of our consolidated financial statements included elsewhere in this report.
(q)
Includes unallocated litigation and environmental expenses.  2010 and 2009 amounts include (i) increases in expense of $2.4 million and $0.1 million, respectively, for certain asset and business acquisition costs and (ii) decreases in expense of $0.2 million and $1.5 million, respectively, related to capitalized overhead costs associated with the 2008 hurricane season.  2010 amount also includes a $1.6 million increase in legal expense associated with certain items such as legal settlements and pipeline failures.

(r)	2010 and 2009 amounts include increases in imputed interest expense of $0.6 million and $0.8 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.

Net income attributable to Kinder Morgan, Inc.’s stockholder totaled $46.0 million in the second quarter of 2010 as compared to $129.8 million in the second quarter of 2009. Our total revenues for the comparative periods were $1,990.9 million and $1,693.3 million, respectively. Net income attributable to Kinder Morgan, Inc.’s stockholder for the three months ended June 30, 2010 was negatively impacted by approximately $107 million (after-tax) from a reduction to the incentive distribution we will receive from KMP due to a KMP interim capital transaction. For the first half of 2010 our net loss attributable to Kinder Morgan, Inc.’s stockholder totaled $114.9 million as compared to our net income attributable to Kinder Morgan, Inc.’s stockholder of $245.1 million in the first half of 2009. Our total revenues for the comparative periods were $4,148.5 million and $3,522.2 million, respectively. Net income attributable to Kinder Morgan, Inc.’s stockholder for the six months ended June 30, 2010 was negatively impacted by the KMP interim capital transaction discussed preceding and by approximately $275 million (after-tax) from an investment impairment charge recorded in the first quarter of 2010.

Kinder Morgan, Inc. Form 10-Q

Total segment earnings before depreciation, depletion and amortization increased $80.9 million (11%) in the second quarter of 2010, when compared to last year’s second quarter.  The overall increase included a $17.3 million decrease from the effect of the certain items described in the footnotes to the tables above (which combined to increase total segment EBDA by $3.4 million and $20.7 million in the second quarters of 2010 and 2009, respectively).  The remaining $98.2 million (14%) increase in quarterly segment earnings before depreciation, depletion and amortization included higher earnings in 2010 from five of the KMP business segments, with the strongest growth coming from the CO2–KMP, Products Pipelines–KMP and Natural Gas Pipelines–KMP business segments.

For the comparable six month periods, total segment earnings before depreciation, depletion and amortization decreased $352.7 million (24%) in 2010; however, the overall decrease included a decrease in earnings of $591.4 million from the combined effect of the certain items described in the footnotes to the tables above (combining to affect total segment EBDA by $564.4 million of decrease and $27.0 million of increase in the first six months of 2010 and 2009, respectively).  The remaining $238.7 million (17%) increase in total segment earnings before depreciation, depletion and amortization in the first half of 2010 versus the first half of 2009 resulted from better performance from five of the KMP reportable business segments, with the most significant increase attributable to the CO2–KMP business segment.

Products Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues	$226.3	$206.7	$433.8	$394.9
Operating expenses(a)	(65.0)	(60.0)	(273.9)	(109.0)
Other expense(b)	(11.1)	(0.3)	(11.1)	(0.3)
Earnings from equity investments	6.1	5.1	10.6	8.6
Interest income and Other, net-income(c)	1.3	3.5	3.9	6.3
Income tax benefit (expense)	0.4	(0.3)	1.1	(0.4)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$158.0	$154.7	$164.4	$300.1

Gasoline (MMBbl)(d)	103.4	104.2	197.2	199.8
Diesel fuel (MMBbl)	38.3	36.5	71.1	72.0
Jet fuel (MMBbl)	26.2	28.1	51.0	54.9
Total refined product volumes (MMBbl)	167.9	168.8	319.3	326.7
Natural gas liquids (MMBbl)	5.7	7.3	11.6	12.2
Total delivery volumes (MMBbl)(e)	173.6	176.1	330.9	338.9
Ethanol (MMBbl)(f)	7.6	5.5	14.8	10.6
____________
(a)
Three and six month 2010 amounts include an $11.6 million increase in property environmental expenses associated with the retirement of the Gaffey Street, California products terminal facility.  Six month 2010 amount also includes a $158.0 million increase in expense associated with rate case liability adjustments.  Three and six month 2009 amounts include a $3.8 million increase in expense associated with environmental liability adjustments.

(b)
Three and six month 2010 amounts include $3.9 million related to property disposal losses for the retirement of the Gaffey Street, California products terminal facility.  Also three and six month 2010 and 2009 amounts include $7.2 million and  $0.3 million, respectively, decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
Three and six month 2010 amounts include a $0.4 million decrease in income and a $0.1 million increase in income, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.  Three and six month 2009 amounts include increases in income of $1.0 million and $0.4 million, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.

(d)	Volumes include ethanol pipeline volumes.
(e)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.
(f)	Represents total ethanol volumes, including ethanol pipeline volumes.

For the three and six months ended June 30, 2010, the certain items described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization expenses by $20.0 million and $176.9 million, respectively, when compared to the same periods of 2009.  Following is information for each of the comparable three and six month periods of 2010 and 2009, related to the segment’s (i) remaining $23.3 million (15%) and $41.2 million (14%) increases in earnings before depreciation, depletion and amortization; and (ii) $19.6 million (9%) and $38.9 million (10%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2010 versus Three months ended June 30, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$13.4	20%		$14.9	15%
Southeast Terminals	7.6	56%		6.0	30%
Transmix operations	4.2	60%		1.3	13%
West Coast Terminals	3.5	22%		2.7	12%
Central Florida Pipeline	2.9	21%		0.5	3%
Cochin Pipeline	(9.5)	(68	) %	(7.7)	(45	) %
All others (including intrasegment eliminations)	1.2	5%		1.9	8%
Total Products Pipelines–KMP	$23.3	15%		$19.6	9%

Six months ended June 30, 2010 versus Six months ended June 30, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$23.1	18%		$25.6	14%
Southeast Terminals	12.2	49%		10.8	29%
West Coast Terminals	4.7	14%		3.8	8%
Transmix operations	4.4	32%		1.5	8%
Central Florida Pipeline	4.1	16%		1.5	5%
Cochin Pipeline	(12.1)	(48	) %	(7.9)	(29	) %
All others (including intrasegment eliminations)	4.8	10%		3.6	8%
Total Products Pipelines–KMP	$41.2	14%		$38.9	10%

Overall, the Products Pipelines–KMP business segment reported strong operating results in the second quarter of 2010 as earnings before depreciation, depletion and amortization expenses increased $23.3 million (15%), when compared to the second quarter of 2009.  With the exception of the Cochin pipeline system, which was impacted by lower transportation volumes in the second quarter of 2010 and by certain favorable liability adjustments recorded in the first quarter of 2009, all of the assets and operations included in the Products Pipelines–KMP business segment reported higher earnings in both the second quarter and first six months of 2010, when compared to the same periods a year ago.

For all assets combined, the segment benefitted from increases in ethanol volumes handled of 38% in the second quarter of 2010 and 40% in the first half of 2010, when compared to the same periods in 2009, respectively.  Although the growing use of ethanol as part of the domestic fuel supply tends to reduce other refined products pipeline volumes, KMP believes the capital investments KMP has made for ethanol storage and blending infrastructure have enabled KMP to recover the decreases in revenues and cash flows resulting from lower pipeline transport volumes.

The overall increases and decreases in segment earnings before depreciation, depletion and amortization for the comparable three and six month periods of 2010 and 2009 were attributable to the following:

▪
increases of $13.4 million (20%) and $23.1 million (18%), respectively, from the Pacific operations—driven by (i) increased mainline delivery revenues, due to higher average tariffs partly offset by decreases in mainline delivery volumes of 1.5% and 2%, respectively; and (ii) increased terminal revenues, due to incremental ethanol handling services that were due in part to mandated increases in ethanol blending rates in California since the end of the second quarter of 2009;

▪
increases of $7.6 million (56%) and $12.2 million (49%), respectively, from the Southeast terminal operations—related largely to higher revenues attributable to both increased ethanol throughput and higher product inventory sales at higher prices;

▪
increases of $4.2 million (60%) and $4.4 million (32%), respectively, from the Transmix processing operations—due largely to incremental liquids product inventory gains of $5.1million, recognized pursuant to a periodic physical inventory completed in the second quarter of 2010;

▪
increases of $3.5 million (22%) and $4.7 million (14%), respectively, from the West Coast terminal operations—driven by higher warehousing revenues at the combined Carson/Los Angeles Harbor terminal system, incremental biodiesel revenues from the liquids facilities located in Portland, Oregon, and

Kinder Morgan, Inc. Form 10-Q

incremental earnings contributions from the terminals’ Portland, Oregon Airport pipeline, which was acquired on July 31, 2009;

▪
increases of $2.9 million (21%) and $4.1 million (16%), respectively, from the Central Florida Pipeline—driven by incremental product inventory gains, and for the comparable six month periods, by higher ethanol revenues and higher refined products delivery revenues;

▪
decreases of $9.5 million (68%) and $12.1 million (48%), respectively, from the Cochin pipeline system—attributable to a 51% decrease in total pipeline throughput volumes quarter-to-quarter, and for the comparable six month periods, attributable to both higher operating expenses and lower other non-operating income.  The decreases in earnings from higher operating expenses and lower non-operating income were primarily related to favorable settlements reached in the first quarter of 2009 with the seller of the remaining approximate 50.2% interest in the Cochin pipeline system that KMP purchased on January 1, 2007.

Natural Gas Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$1,029.7	860.7	2,266.4	1,912.4
Operating expenses(b)	(884.7)	(739.1)	(1,936.2)	(1,629.6)
Other expense(c)	(0.5)	(0.3)	(0.5)	(1.1)
Earnings from equity investments	40.1	29.4	73.9	56.0
Interest income and Other, net-income	0.1	12.6	2.3	27.3
Income tax expense	(0.1)	(1.3)	(0.7)	(3.0)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$184.6	162.0	405.2	362.0

Natural gas transport volumes (Bcf)(d)	634.6	541.8	1,268.3	1,050.2
Natural gas sales volumes (Bcf)(e)	199.0	198.1	388.0	401.8
___________
(a)	Six month 2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to the October 1, 2009 natural gas treating business acquisition.
(b)
Three and six month 2010 amounts include a $0.1 million unrealized loss (from an increase in natural gas purchase costs) and a $0.8 million unrealized gain (from a decrease in natural gas purchase costs), respectively, on derivative contracts used to hedge forecasted natural gas sales.  Three and six month 2009 amounts include decreases in income (from net increases in natural gas purchase costs) of $2.5 million and $3.8 million, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas.  Beginning in the second quarter of 2008, the Casper and Douglas gas processing operations discontinued hedge accounting, and the last of the related derivative contracts expired in December 2009.  Also, 2010 and 2009 amounts include increases in segment earnings of $0.1 million and $0.2 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
2010 amounts include $ 0.5 million decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.  Three- and six-month 2009 amounts include $ 0.3 million and $1.1 million, respectively, decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC and Texas intrastate natural gas pipeline group pipeline volumes.

(e)	Represents Texas intrastate natural gas pipeline group volumes.

For the three and six months ended June 30, 2010, the certain items described in the footnotes to the table above increased earnings before depreciation, depletion and amortization expenses by $2.1 million and $5.5 million, respectivly, and increased revenues in the first six months of 2010 by $0.4 million, when compared to the same periods of 2009.  Following is information for each of the comparable three and six month periods of 2010 and 2009, related to the segment’s (i) remaining $20.5 million (12%) and $37.7 million (10%) increases in earnings before depreciation, depletion and amortization; and (ii) $169.0 million (20%) and remaining $353.6 million (18%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2010 versus Three months ended June 30, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$10.6	n/a		$15.3	n/a
Midcontinent Express Pipeline	6.7	957%		-	-
Texas Intrastate Natural Gas Pipeline Group	2.9	4%		132.9	17%
Kinder Morgan Louisiana Pipeline	2.8	28%		17.0	n/a
KinderHawk Field Services	1.7	n/a		-	-
Rockies Express Pipeline	1.6	7%		-	-
Kinder Morgan Interstate Gas Transmission	(7.5)	(22	) %	(4.2)	(9	) %
All others	1.7	5%		8.0	18%
Total Natural Gas Pipelines–KMP	$20.5	12%		$169.0	20%

Six months ended June 30, 2010 versus Six months ended June 30, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$21.1	n/a		$30.4	n/a
Midcontinent Express Pipeline	12.1	1,736%		-	-
Kinder Morgan Louisiana Pipeline	8.1	43%		34.0	n/a
Rockies Express Pipeline	2.2	5%		-	-
KinderHawk Field Services	1.7	n/a		-	-
Kinder Morgan Interstate Gas Transmission	(6.9)	(11	) %	(5.8)	(7	) %
Texas Intrastate Natural Gas Pipeline Group	(6.1)	(4	) %	274.2	16%
All others	5.5	8%		20.9	23%
Intrasegment eliminations	-	-		(0.1)	(18	) %
Total Natural Gas Pipelines–KMP	$37.7	10%		$353.6	18%

The overall increases in the Natural Gas Pipelines–KMP segment’s earnings before depreciation, depletion and amortization expenses in the second quarter and first six months of 2010 versus the same periods of 2009 were driven primarily by incremental contributions from the Kinder Morgan Natural Gas Treating operations and the 50%-owned Midcontinent Express natural gas pipeline system.

KMP acquired the Kinder Morgan Natural Gas Treating operations on October 1, 2009, and the acquired assets contributed incremental earnings before depreciation, depletion and amortization of $10.6 million, revenues of $15.3 million and operating expenses of $4.7 million in the second quarter of 2010, and incremental earnings before depreciation, depletion and amortization of $21.1 million, revenues of $30.4 million and operating expenses of $9.3 million in the first six months of 2010.

The incremental earnings from KMP’s equity investment in the Midcontinent Express pipeline system were driven by the commencement and/or expansion of natural gas transportation service since the second quarter of 2009.  The Midcontinent Express system initiated interim natural gas transportation service for its Zone 1 on April 10, 2009, achieved full Zone 1 service on May 21, 2009, and achieved full Zone 2 service on August 1, 2009.  In June 2010, Midcontinent Express completed two natural gas compression projects that increased Zone 1 capacity from 1.5 to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 to 1.2 billion cubic feet per day.  The incremental capacity is fully subscribed with ten-year binding agreements.

Other period-to-period increases and decreases in segment earnings before depreciation, depletion and amortization in the comparable three and six month periods of 2010 and 2009 included the following:

▪
an increase of $2.9 million (4%) and a decrease of $6.1 million (4%), respectively, from the Texas intrastate natural gas pipeline group.  For the comparable three month periods, the increase in earnings was driven primarily by higher margins from proprietary storage activities and natural gas processing activities, and partly offset by lower margins from natural gas sales activities.  For the comparable six month periods, the overall decrease in earnings was primarily impacted by lower natural gas sales volumes and margins, lower margins from proprietary storage activities, and lower interest income due to a one-time natural gas loan to a single customer in 2009.  The decrease in earnings compared to the first half of 2009 was partially offset by higher natural gas processing margins;

Kinder Morgan, Inc. Form 10-Q

▪
increases of $2.8 million (28%) and $8.1 million (43%), respectively, from KMP’s fully-owned Kinder Morgan Louisiana natural gas pipeline system.  The Kinder Morgan Louisiana pipeline system commenced limited natural gas transportation service in April 2009, and construction was fully completed and transportation service on the system’s remaining portions began in full on June 21, 2009.  The overall increases in earnings included increases of $13.2 million and $26.4 million, respectively, in system operating income (revenues less operating expenses), due mainly to incremental transportation service, and decreases of $10.4 million and $18.3 million, respectively, in non-operating other income (primarily consisting of higher non-cash allowances for capital funds used during construction in the 2009 time periods;

▪
increases of $1.7 million and $1.7 million, respectively, due to incremental second quarter 2010 equity earnings from KMP’s 50%-owned KinderHawk Field Services LLC.  KMP acquired its 50% ownership interest on May 21, 2010, and the joint venture’s operations include natural gas gathering and treating in the Haynesville shale gas formation located in northwest Louisiana;

▪
increases of $1.6 million (7%) and $2.2 million (5%), respectively, from KMP’s 50%-owned Rockies Express pipeline system—largely attributable to the completion and start-up of the Rockies Express-East pipeline segment, the third and final phase of the Rockies Express system.  It began initial pipeline service on June 29, 2009, and began full operations on November 12, 2009.

The operating results for the first half of 2010 were negatively impacted by a portion of the Rockies Express-East pipeline segment being shutdown due to a pipeline girth weld failure that occurred on November 14, 2009. Partial service was restored on January 27, 2010, with full service being restored on February 6, 2010. The shutdown cost KMP approximately $15 million in demand charge credits in the first quarter of 2010; and

▪
decreases of $7.5 million (22%) and $6.9 million (11%), respectively, from the Kinder Morgan Interstate Gas Transmission pipeline system—due largely to lower earnings from short-term natural gas balancing services (those services that offer shippers the option to store or withdraw natural gas as needed in order to manage overall gas supply), and lower volumes and prices for net fuel recoveries.

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three and six month periods of 2010 and 2009 primarily relate to the natural gas purchase and sale activities of the Texas intrastate group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.  The intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs.  The Texas intrastate group accounted for 88% and 90%, respectively, of the segment’s total revenues and 95% and 96%, respectively, of the segment’s total operating expenses in the second quarters of 2010 and 2009, respectively.  For the comparable six month periods of both years, the intrastate group accounted for 89% and 91%, respectively, of total revenues, and 95% and 97%, respectively, of total segment operating expenses.

Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$327.9	$282.4	$663.1	$535.6
Operating expenses	(72.6)	(59.3)	(151.7)	(125.9)
Earnings from equity investments	6.5	5.1	13.0	10.9
Interest income and other, net-income	1.9	-	1.9	-
Income tax benefit (expense)	(1.0)	(1.3)	3.0	(2.0)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$262.7	$226.9	$529.3	$418.6

Carbon dioxide delivery volumes (Bcf)(b)	191.6	188.7	382.6	401.4
SACROC oil production (gross)(MBbl/d)(c)	29.1	31.1	29.5	30.6
SACROC oil production (net)(MBbl/d)(d)	24.2	25.9	24.6	25.5
Yates oil production (gross)(MBbl/d)(c)	24.3	26.8	24.9	26.6
Yates oil production (net)(MBbl/d)(d)	10.8	11.9	11.1	11.8
Natural gas liquids sales volumes (net)(MBbl/d)(d)	10.1	9.6	9.9	9.2
Realized weighted average oil price per Bbl(e)(f)	$59.58	$49.47	$60.05	$46.71
Realized weighted average natural gas liquids price per Bbl(f)(g)	$48.67	$34.02	$51.78	$31.20
___________
(a)
Three and six month 2010 amounts include unrealized gains (from increases in revenues) of $7.9 million and $13.3 million, respectively, on derivative contracts used to hedge forecasted crude oil sales.  Also, amounts include increases in segment earnings resulting from valuation adjustments of $13.3 million and $26.7 million, respectively, for the three- and six-month periods ended June 30, 2010, and $24.2 million and $48.5 million, respectively, for the three- and six- month periods ended June 30, 2009, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

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

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.  KMP refers to the segment’s two primary businesses as its “Sales and Transportation Activities” and its “Oil and Gas Producing Activities.”

For the three and six months ended June 30, 2010, the unrealized gains on derivative contracts used to hedge forecasted crude oil sales described in footnote (a) to the table above decreased both earnings before depreciation, depletion and amortization expenses and revenues by $3.0 million and $8.5 million, respectively, when compared to the same periods of 2009.  For each of the segment’s two primary businesses, following is information for each of the comparable three and six month periods of 2010 and 2009, related to the segment’s (i) remaining $38.8 million (19%) and $119.2 million (32%) increases in earnings before depreciation, depletion and amortization; and (ii) remaining $48.5 million (19%) and $136.0 million (28%) increases in operating revenues:

Three months ended June 30, 2010 versus Three months ended June 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$21.9	14%	$37.5	18%
Sales and Transportation Activities	16.9	35%	15.8	27%
Intrasegment eliminations	-	-	(4.8)	(52	) %
Total CO2–KMP	$38.8	19%	$48.5	19%

Kinder Morgan, Inc. Form 10-Q

Six months ended June 30, 2010 versus Six months ended June 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$95.3	37%	$119.4	31%
Sales and Transportation Activities	23.9	22%	19.6	15%
Intrasegment eliminations	-	-	(3.0)	(13	) %
Total CO2–KMP	$119.2	32%	$136.0	28%

The overall period-to-period increases in earnings before depreciation, depletion and amortization expenses from oil and gas producing activities, which include the operations associated with the segment’s ownership interests in oil-producing fields and natural gas processing plants, were mainly due to the following:

▪
increases of $34.8 million (17%) and $113.8 million (31%), respectively, in combined crude oil and natural gas plant products sales revenues, due largely to increases of 20% and 29%, respectively, in the realized weighted average price per barrel of crude oil, and increases of 43% and 66%, respectively, in the realized weighted average price per barrel of natural gas liquids.  KMP also benefitted from period-to-period increases in natural gas liquids sales volumes.  However, increases in crude oil revenues due to higher prices were somewhat offset by decreases in crude oil production volumes of 7% in the second quarter of 2010 and 4% in the first six months of 2010, when compared to the same periods a year ago;

▪
increases of $2.7 million (44%) and $5.6 million (47%), respectively, in other combined revenues, including natural gas sales, net profit interests and other service revenues.  The quarterly increase was driven by higher natural gas sales revenues in 2010, and for the comparable six month periods, the increase was driven by higher net profit interests revenues in 2010 (from KMP’s interest in the Snyder, Texas natural gas processing plant); and

▪
decreases of $17.6 million (32%) and $26.2 million (21%), respectively, due to higher combined operating expenses.  The overall increases in expenses were driven by (i) increases of $11.5 million (177%) and $12.3 million (361%), respectively, in tax expenses, other than income tax expenses, due primarily to a $15.4 million reduction in severance tax expense in the second quarter of 2009 due to prior year overpayments; and (ii) increases of $6.3 million (14%) and $9.6 million (11%), respectively, in operating and maintenance expenses, due largely to increased natural gas processing volumes.

The overall period-to-period increases in earnings from sales and transportation activities were mainly due to the following:

▪
increases of $15.5 million (41%) and $20.8 million (25%), respectively, in carbon dioxide sales revenues.  The period-to-period increases in sales revenues were primarily price related, and partly volume related.  The segment’s average price received for all carbon dioxide sales in the second quarter and first six months of 2010 increased 36% and 23%, respectively, and overall carbon dioxide sales volumes increased 4% and 1%, respectively, when compared to the same prior year periods; and

▪
increases of $1.4 million (27%) and $2.1 million (19%), respectively, due to higher equity earnings from KMP’s 50% ownership interest in the Cortez Pipeline Company.  The increase reflects higher net income earned by Cortez in 2010, chiefly due to lower depreciation expense resulting from a lower depreciable pipeline property base relative to 2009.

Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues	$320.5	$264.0	$624.6	$531.9
Operating expenses(a)	(160.7)	(123.9)	(316.6)	(257.5)
Other income (b)	8.5	0.8	9.8	1.3
Earnings from equity investments	0.4	-	0.6	0.1
Interest income and Other, net-income (expense)	(0.5)	1.2	0.4	1.1
Income tax expense	(3.4)	(1.1)	(3.5)	(1.6)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$164.8	$141.0	$315.3	$275.3

Bulk transload tonnage (MMtons)(c)	25.2	19.8	46.6	39.1
Ethanol (MMBbl)	14.6	8.0	30.0	16.6
Liquids leaseable capacity (MMBbl)	58.2	55.1	58.2	55.1
Liquids utilization %	95.8%	96.9%	95.8%	96.9%
____________
(a)
Three and six month 2010 amounts include increases in expense of $0.2 million and $0.6 million, respectively, related to storm and flood clean-up and repair activities.  Three and six month 2009 amounts include a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal, and a $0.1 million increase in expense associated with environmental liability adjustments.

(b)
Three and six month 2010 amounts include a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal.  Also, 2010 amounts include a$0.7 million decrease in segment earnings, and the three and six month 2009 amounts include $1.9 million and $2.3 million, respectively, decrease in segment earnings; related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes for acquired terminals are included for all periods.

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

The segment’s operating results in the first half of 2010 include incremental contributions from strategic terminal acquisitions.  Since the end of the second quarter of 2009, KMP has invested $212.8 million in cash and $81.7 million in common units to acquire various terminal assets and operations, and combined, the acquired terminal operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $8.3 million, revenues of $16.9 million, and operating expenses of $8.6 million in the second quarter of 2010.

For the first six months of 2010, acquired assets contributed incremental earnings before depreciation, depletion and amortization of $14.8 million, revenues of $31.7 million, and operating expenses of $16.9 million.  All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months in 2010, and do not include increases or decreases during the same months KMP owned the assets in 2009.  For more information on the terminal assets and operations KMP acquired in the first six months of 2010, see Note 2 “Investments, Acquisitions, Joint Ventures, and Divestitures—Acquisitions” to our consolidated financial statements included elsewhere in this report.

For all other terminal operations (those owned during identical periods in both 2010 and 2009), the certain items described in the footnotes to the table accounted for increases in earnings before depreciation, depletion and amortization of $7.3 million for both the second quarter and the first six months of 2010, when compared to the same two periods last year.  Following is information for these terminal operations, for each of the comparable three and six month periods and by terminal operating region, related to (i) the remaining $8.2 million (6%) and $17.9 million (6%) increases in earnings before depreciation, depletion and amortization; and (ii) the $39.6 million (15%) and $61.0 million (11%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2010 versus Three months ended June 30, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
West	2.3	19%		8.6	44%
Mid-River	$3.3	90%		$10.1	87%
Southeast	2.9	29%		5.1	23%
Gulf Coast	2.4	7%		3.5	8%
Ohio Valley	2.9	68%		4.9	36%
Texas Petcoke	2.0	12%		4.4	13%
Lower River (Louisiana)	(3.1)	(22	) %	2.7	12%
All others (including intrasegment eliminations and unallocated income tax expense)	(4.5)	(10	) %	0.3	-
Total Terminals–KMP	$8.2	6%		$39.6	15%

Six months ended June 30, 2010 versus Six months ended June 30, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
West	$10.5	52%		$21.7	58%
Mid-River	5.7	76%		15.6	63%
Southeast	4.5	23%		8.6	20%
Gulf Coast	3.9	6%		6.4	7%
Ohio Valley	3.0	39%		6.5	25%
Texas Petcoke	(3.4)	(10	) %	(0.3)	-
Lower River (Louisiana)	(3.0)	(12	) %	3.1	7%
All others (including intrasegment eliminations and unallocated income tax expenses)	(3.3)	(4	) %	(0.6)	-
Total Terminals–KMP	$17.9	6%		$61.0	11%

The period-to-period increases in earnings from the Mid-River, Ohio Valley, and Southeast terminals, which are located in the Central and Southeast regions of the U.S., were primarily driven by incremental business activity (including increased import/export activity) involving the handling and storage of steel and alloy products, driven by rebounding steel consumption consistent with the ongoing economic recovery.  Although the steel handling business remains below pre-recession levels, the increased business activity in the first half of 2010 reflects a favorable change from the economic downturn that resulted in drops in tonnage, revenues, and earnings at the various owned or operated terminal facilities during 2009.  For the Terminals–KMP segment combined, bulk traffic tonnage increased by 5.4 million tons (27%) in the second quarter of 2010 and by 7.5 million tons (19%) in the first six months of 2010, when compared with the same prior year periods.

The overall increases in earnings from the West region terminals were driven by (i) higher period-to-period earnings from the Vancouver Wharves bulk marine terminal, located at the Port of Vancouver, British Columbia, due to both higher revenues from an increase in agricultural product volumes, and favorable currency impacts from a strengthening of the Canadian dollar since the end of the second quarter last year; and (ii) incremental business (including increased agricultural exports) and higher rate tonnage in the second quarter and first six months of 2010 from the Longview and Vancouver, Washington terminal facilities.

The increases in earnings from the Gulf Coast terminals reflect favorable results from the Pasadena and Galena Park, Texas liquids facilities located along the Houston Ship Channel.  The earnings increases were driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates), and to the completion of various terminal expansion projects that increased liquids tank capacity since the end of the second quarter of 2009.  For all liquids terminals combined, expansion projects completed since the end of the second quarter last year increased the liquids terminals’ leasable capacity to 58.2 million barrels, up 5.6% from a capacity of 55.1 million barrels at June 30, 2009.

Earnings from the Texas Petcoke operations, which provide handling and trucking services for petroleum coke, sulfur and other products in and around Southeast Texas, increased in the second quarter of 2010 and decreased in the first six months of 2010, versus the comparable periods of 2009.  The quarterly increase in earnings was driven by an overall 12% increase in petroleum coke tonnage and by incremental stevedoring services in the second quarter of 2010.  The decrease in earnings across both six month periods was primarily due to lower average rates per ton of petroleum coke moved in the first half of 2010.  The lower rates resulted largely from a decrease in Producer Price

Kinder Morgan, Inc. Form 10-Q

Index escalators in certain key customer contracts, when compared to the same period last year.

The period-to-period decreases in earnings from the remaining terminal operations were primarily due to (i) lower second quarter 2010 earnings from the International Marine Terminals facility (included in the Lower River (Louisiana) region); and (ii) higher segment income tax expenses in the first half of 2010 (from income tax expenses not allocated to regions but instead included in the “All others” line in the two tables above).  The decreases at IMT were mainly due to a $3.2 million property casualty gain recognized in the second quarter of 2009 on a vessel dock that was damaged in March 2008.  The increases in income tax expenses were due to higher taxable income during 2010 in many of the tax paying terminal subsidiaries.

Kinder Morgan Canada–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues	$70.6	$56.0	$130.4	$106.0
Operating expenses	(23.7)	(18.1)	(43.2)	(33.3)
Earnings from equity investments	(0.6)	(0.6)	(0.2)	(0.3)
Interest income and Other, net-income	1.8	8.2	7.6	8.9
Income tax benefit (expense)(a)	(4.2)	1.2	(5.7)	(15.1)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$43.9	$46.7	$88.9	$66.2

Transport volumes (MMBbl)(b)	28.3	24.3	52.1	46.9
__________
(a)
Three and six month 2009 amounts include a $3.7 million decrease in expense due to a certain non-cash accounting change related to book tax accruals made by the Express pipeline system.  Six month 2009 amount also includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability.

(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and a one-third equity ownership interest in the Express pipeline system.  For the three and six months ended June 30, 2010, the certain items described in footnote (a) to the table above decreased earnings before depreciation, depletion and amortization expenses by $3.7 million and increased earnings before depreciation, depletion and amortization expenses by $11.2 million, respectively, when compared to the same periods of 2009.

Following is information for each of the comparable three and six month periods of 2010 and 2009, related to the segment’s (i) remaining $0.9 million (2%) and $11.5 million (15%) increases in earnings before depreciation, depletion and amortization; and (ii) $14.6 million (26%) and $24.4 million (23%) increases in operating revenues:

Three months ended June 30, 2010 versus Three months ended June 30, 2009

	EBDA increase/(decrease)			Revenues Increase/(decrease)
	(In millions, except percentages)
Trans Mountain and Jet Fuel Pipelines	$(0.3)	(1	) %	$14.6	26%
Express Pipelines	1.2	89%		-	-
Total Kinder Morgan Canada–KMP	$0.9	2%		$14.6	26%

Six months ended June 30, 2010 versus Six months ended June 30, 2009

	EBDA Increase/(decrease)		Revenues Increase/(decrease)
	(In millions, except percentages)
Trans Mountain and Jet Fuel Pipelines	$10.2	14%	$24.4	23%
Express Pipeline	1.3	27%	-	-
Total Kinder Morgan Canada–KMP	$11.5	15%	$24.4	23%

The segment’s overall increase in earnings before depreciation, depletion and amortization expenses for the comparable three month periods was driven by higher earnings in 2010 from the investment in the Express pipeline system.  The $1.2 million (89%) increase in Express’ earnings was driven by lower income tax expenses, higher income from gains and losses from foreign currency transactions, and higher interest income, relative to the second

Kinder Morgan, Inc. Form 10-Q

quarter of 2009.

For the comparable six month periods of 2010 and 2009, the segment’s overall $11.5 million (15%) increase in earnings before depreciation, depletion and amortization was driven by higher operating income (revenues less operating expenses) from the Trans Mountain and Jet Fuel pipeline systems.  The increase in operating income was driven by strong ship traffic at Port Metro Vancouver and by a favorable currency impact due to a strengthening of the Canadian dollar since the end of the second quarter last year.

NGPL PipeCo LLC

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Earnings (loss) from equity investments(a)	$8.4	$10.1	$(411.2)	$22.4
____________
(a)	Six months ended June 30, 2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 of our consolidated financial statements included elsewhere in this report.

The certain item we recorded in the first quarter of 2010 related to the NGPL PipeCo LLC business segment as described in footnote (a) to the table above decreased our earnings by $430.0 million for the six months ended June 30, 2010.

Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level (which does not give effect to any investment impairment charge), which when multiplied by our 20% ownership interest, equals the remaining decrease of $1.7 million (17%) and $3.6 million (16%), respectively, in our equity earnings for the three and six months ended June 30, 2010, when compared to the comparable periods in 2009.

For the three months ended June 30, 2010, NGPL PipeCo LLC’s net income before impairment charges decreased by $8.0 million (16%) from $49.8 million in the second quarter of 2009 to $41.8 million in the second quarter of 2010. Gross margin (total revenues less gas purchases and other costs of sales) decreased by $20.2 million (9%) from $224.2 million in the second quarter of 2009 to $204.0 million in the second quarter of 2010, primarily due to reduced rates and volumes on transportation and storage services. This decrease in gross margin was somewhat offset by a $13.7 million reduction in income tax expense principally due to (i) a reduction in pre-tax income and (ii) a 2009 deferred income tax liability adjustment associated with an effective tax rate increase.

For the six months ended June 30, 2010, NGPL PipeCo LLC’s net income before impairment charges decreased by $17.6 million (16%) from $111.7 million for the six months ended June 30, 2009 to $94.1 million for the six months ended June 30, 2010. Gross margin decreased by $38.5 million (9%) from $450.7 million for the six months ended June 30, 2009 to $412.2 million for the six months ended June 30, 2010. The reduction in gross profit in the six months ended June 30, 2010, relative to 2009 is primarily from reduced rates and volumes from transportation and storage services.  NGPL PipeCo LLC’s results were also impacted in the six months ended June 30, 2010, relative to 2009, by an $18.7 million reduction in income tax expense due to the same reasons discussed in the preceding paragraph.

Power

The Power segment revenues primarily consist of operating fees from our operation of Triton Power Michigan LLC’s Jackson, Michigan 550-megawatt natural gas fired electric power plant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Revenues(a)	$2.8	$12.4	$5.6	$19.0
Operating expenses and noncontrolling interests(a)	(1.6)	(11.1)	(3.2)	(16.6)
Segment earnings before DD&A	$1.2	$1.3	$2.4	$2.4
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

Kinder Morgan, Inc. Form 10-Q

Power’s segment earnings before DD&A for the three and six months ended June 30, 2010 are consistent with earnings in the same periods in 2009.

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Kinder Morgan, Inc. general and administrative expense	$11.4	$11.5	$26.0	$21.9
Kinder Morgan Energy Partners general and administrative expense(a)	93.4	72.6	194.5	155.1
Consolidated general and administrative expense	$104.8	$84.1	$220.5	$177.0

Interest expense, net(b)	$156.4	$139.3	$307.0	$281.3
Other, net(c)	6.7	(0.2)	11.9	8.1
Unallocable interest expense and other, net	$163.1	$139.1	$318.9	$289.4

Net income attributable to noncontrolling interests	$214.3	$79.3	$195.3	$108.9
__________
(a)
Includes such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services.  Three and six month 2010 amounts include (i) increases in expense of $1.0 million and $2.4 million, respectively, for certain KMP asset and business acquisition costs and (ii) an increase in expense of $0.1 million and a decrease in expense of $0.2 million, respectively, related to KMP capitalized overhead costs associated with the 2008 hurricane season.  Six month 2010 amount also includes an increase in KMP legal expense of $1.6 million associated with certain items such as legal settlements and pipeline failures.  Three and six month 2009 amounts include decreases in expense of $0.9 million and $1.5 million, respectively, from KMP capitalized overhead costs associated with the 2008 hurricane season.  Six month 2009 amount also includes an increase in expense of $0.1 million for certain KMP asset and business acquisition costs that were capitalized under prior accounting standards.

(b)
Three and six month 2010 amounts include increases in imputed interest expense of $0.2 million and $0.6 million, respectively, and three and six month 2009 amounts include increases in imputed interest expense of $0.3 million and $0.8 million, respectively, all related to KMP’s January 1, 2007 Cochin Pipeline acquisition.

(c)	“Other, net” primarily represents offset to interest income shown above and included in segment earnings.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net income attributable to noncontrolling interests.  Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services.

For the three and six months ended June 30, 2010, the certain items described in footnote (a) to the table above increased KMP’s general and administrative expenses by $2.0 million and $5.2 million, respectively, when compared with the same periods last year.  The remaining $18.8 million (26%) and $34.2 million (22%) period-to-period increases in KMP expenses included increases of (i) $5.9 million and $12.5 million, respectively, from higher employee benefit and payroll tax expenses; (ii) $5.5 million and $8.0 million, respectively, from higher overall corporate insurance expenses; (iii) $3.2 million and $6.2 million, respectively, from lower capitalization of overhead expenses (other than benefits and payroll taxes); and (iv) $2.1 million and $4.5 million, respectively, from higher unallocated legal expenses.

For the three and six months ended June 30, 2010, Kinder Morgan, Inc.’s general and administrative expense decreased $0.1 million (1.0%) and increased $4.1 million (19%), respectively, when compared with the same periods last year. The six months ended June 30, 2010 includes a $3.4 million increase in legal costs as compared to the first half of 2009 associated with the litigation related to the Going Private transaction.

The increases in benefit and payroll tax expenses were mainly due to cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force.  The increases in insurance expenses were largely due to higher expense accruals in 2010 for year-over-year increases in commercial property and liability insurance costs, and for the comparable six month periods, to incremental premium taxes.  The drops in capitalized expenses were due to lower capital spending in the first half of 2010, relative to the first six months of 2009.

Kinder Morgan, Inc. Form 10-Q

We report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (b) to the table above, our unallocable interest expense increased $17.2 million (12%) in the second quarter of 2010 and $25.9 million (9%) in the first half of 2010, when compared to the same 2009 periods.  The increases in interest expense were attributable to higher average KMP debt balances in 2010.  Average KMP borrowings for the three and six month periods ended June 30, 2010 increased 26% and 25%, respectively, when compared to the same periods a year ago, largely due to the capital expenditures, business acquisitions, and joint venture contributions KMP has made since the end of the second quarter of 2009.

The overall period-to-period increases in interest expense in the first half of 2010 were partially offset by decreases in expense due to lower effective interest rates relative to the first half of 2009 for both KMP and Kinder Morgan, Inc.  Due to a general drop in variable interest rates since the end of the second quarter of 2009, the weighted average interest rate on all of KMP’s borrowings decreased 5% in the second quarter of 2010 and 10% in the first six months of 2010, when compared to the same prior year periods. We and KMP use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt, and in periods of falling interest rates, these swaps result in period-to-period decreases in our interest expense.

As of June 30, 2010, approximately 48% of our $14,872 million consolidated debt balance (excluding the value of interest rate swap agreements) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, increased by $135.0 million (170%) and $86.4 million (79%) for the three and six months ended June 30, 2010 as compared to the same periods in 2009, which is primarily due to a reduction in the incentive distribution we will receive from KMP due to a KMP interim capital transaction.  See Note 11 in our notes to consolidated financial statements included elsewhere in this report.

Income Taxes

Our tax expense (benefit) from continuing operations for the three and six months ended June 30, 2010 was approximately $45.8 million and $(49.7 million), respectively, as compared to tax expense of $67.0 million and $147.6 million for the same periods in 2009.  The $21.2 million decrease in tax expense for the three months ended June 30, 2010 is primarily due to (i) a decrease in taxable income due to a lower distribution from KMP for the second quarter of 2010 as a result of an interim capital transaction (See Note 11, “Litigation, Environmental and Other Contingencies―Federal Energy Regulatory Commission Proceedings―SFPP”), (ii) the net effect of consolidating KMP’s income tax provision, (iii) lower state income taxes, and (iv) an adjustment to the deferred tax liability related to our investment in NGPL PipeCo LLC.  This decrease in income tax expense was partially offset by (i) a lower dividends received deduction (relative to lower dividends received) from our 20% ownership interest in NGPL PipeCo LLC and (ii) changes in nondeductible goodwill recorded in second quarter of 2009.

The $197.3 million decrease in tax expense for the six months ended June 30, 2010 is primarily due to (i) a decrease in pre-tax income due to a lower distribution from KMP as discussed in the preceding paragraph, (ii) a decrease in pre-tax income due to a $430.0 million impairment of our investment in NGPL (see Note 2, “Investments, Acquisitions, Joint Ventures and Divestitures―Investments―NGPL PipeCo LLC Investment Impairment Charge”), (iii) lower state income taxes, (iv) a non-cash deferred tax liability and expense adjustments associated with KMP’s Canada segment recorded in 2009, and (iv) an adjustment to the deferred tax liability related to our investment in NGPL PipeCo LLC.  The decrease is partially offset by (i) lower dividends received deduction (relative to lower dividends received) from our 20% ownership interest in NGPL PipeCo LLC, (ii) changes in nondeductible goodwill recorded in second quarter of 2009 and (iii) adjustments recorded by us for uncertain tax positions recorded in first quarter of 2009. Our effective tax rate for the three and six months ended June 30, 2010 was 15.0 % and (160.8) % from continuing operations as compared to 24.3% and 29.5 % for the same periods in 2009.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Energy Partners, L.P.

At June 30, 2010, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 34.3 million limited partner units of KMP.  These units, which consist of 16.4 million common units, 5.3 million Class B units and 12.6 million i-units, represent approximately 11.1% of the total outstanding limited partner interests of KMP.  In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships.  Together, our limited partner and general partner interests represented approximately 12.9% of KMP’s total equity interests at June 30, 2010.  As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximately 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our 2009 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between Kinder Morgan G.P., Inc., as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests.

On February 12, 2010, KMP paid a quarterly distribution of $1.05 per common unit for the fourth quarter of 2009, of which $200.5 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units.  This distribution matched the $1.05 distribution per unit KMP paid in February 2009 for the fourth quarter of 2009.  On May 14, 2010, KMP paid a quarterly distribution of $1.07 per common unit for the first quarter of 2010, of which $204.3 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units. This distribution was 2% greater than the $1.05 per unit distribution KMP made for the first quarter of 2009. On July 21, 2010, KMP declared a cash distribution of $1.09 per common unit for the second quarter of 2010, which will be paid on August 13, 2010 to unitholders of record as of July 30, 2010 (an annualized rate of $4.36 per unit). This distribution was 4% higher than the $1.05 per unit distribution made for the second quarter of 2009.

In November 2009, KMP announced that it expected to declare cash distributions of $4.40 per unit for 2010, a 4.8% increase over its cash distributions of $4.20 per unit for 2009.  KMP does not expect the $4.40 per unit distribution to its limited partners for 2010 to be impacted by any settlement payment it made or may be required to make for reparations sought by its shippers on its West Coast Products Pipelines due to our support.  We reduced our incentive distribution for the second quarter of 2010 by a combined $173.6 million, including (i) a waived incentive amount equal to $5.3 million related to KMP’s equity issued to finance its acquisition of a 50% interest in Petrohawk Energy Corporation’s natural gas gathering and treating business and (ii) a reduced incentive amount of $168.3 million (including our 2% general partner interest, total cash distributions to us were reduced by $170.0 million) due to a portion of KMP’s cash distributions for the second quarter of 2010 being a distribution of cash from interim capital transactions (“ICT Distribution”), rather than a distribution of cash from operations.  As provided in KMP’s partnership agreement, we receive no incentive distribution on ICT Distributions.

KMP’s expected growth in distributions in 2010 assumes an average West Texas Intermediate (“WTI”) crude oil price of approximately $84 per barrel (with some minor adjustments for timing, quality and location differences) in 2010, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2010 budget), KMP currently expects to realize an average WTI crude oil price of approximately $79 per barrel in 2010.  Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes.

Furthermore, for 2010, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the KMP–CO2 segment’s cash flows by approximately $6 million (or less than 0.2% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).  This sensitivity to the average WTI price is very similar to what KMP experienced in 2009.

Kinder Morgan, Inc. Form 10-Q

Financial Condition

General

As of June 30, 2010, we believe our balance sheet and liquidity positions remained strong.  Cash and cash equivalents on hand at quarter end was $144.7 million, and we generated $735.3 million in cash from operations in the first half of 2010, an increase from the $580.8 million we generated in the first half of 2009. We continue to have access to additional sources of liquidity through (i) available credit capacity of approximately $2.0 billion as of June 30, 2010 under Kinder Morgan, Inc.’s $1.0 billion bank facility and KMP’s $2.0 billion bank credit facility, which replaced its previous $1.79 billion bank credit facility, both of which are further discussed in Note 4 “Debt—Credit Facility” to our consolidated financial statements included elsewhere in this report and below in “—Short-term Liquidity”), and (ii) KMP’s issuance in the second quarter of 2010 of an additional $1 billion in senior notes (receiving proceeds, after underwriting discounts and commission, of $993.1 million) and an additional 6,743,042 common units from equity sales (receiving proceeds, after underwriting commissions and expenses, of $433.2 million).

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures that do not increase the capacity of an asset), expansion capital expenditures, KMP’s quarterly distributions to its public common unitholders and our stockholder dividends.  In addition to utilizing cash and cash generated from operations, KMP’s cash requirements for expansion capital expenditures can be met through borrowings under its senior unsecured revolving bank credit facility, issuing long-term notes or additional common units, or the proceeds from purchases of additional KMP i-units by KMR with the proceeds from issuances of additional KMR shares.  Our cash requirements continue to be met through cash from our operations and borrowings under our secured revolving bank credit facility.

Dividends

We anticipate paying future quarterly dividends in amounts equal to our free cash flow subject to any reserves we believe are necessary for infrequent, non-recurring and/or extraordinary items.  We define free cash flow as cash distributions and dividends received less cash paid for interest, taxes, capital expenditures and general and administrative expenses. Our dividend philosophy, as well as the declaration and payment of dividends are subject to the sole discretion of our Board of Directors, are reconsidered every quarter and could change at any time.  On February 16, 2010 and May 17, 2010, we paid cash dividends on our common stock of $150.0 million and $175.0 million, respectively, to our sole stockholder, which were ultimately distributed to Kinder Morgan Holdco LLC.  On July 21, 2010, our Board of Directors declared a dividend of $175.0 million that is payable on August 16, 2010.

Credit Ratings and Capital Market Liquidity

On February 25, 2010, Standard & Poor’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed KMP’s long-term credit rating at BBB, and raised KMP’s short-term credit rating to A-2 from A-3.  The rating agency’s revisions reflected its expectations that KMP’s financial profile will improve due to lower guaranteed debt obligations and higher expected cash flows associated with the completion and start-up of the Rockies Express, Midcontinent Express and Kinder Morgan Louisiana natural gas pipeline systems. As a result of this upward revision to KMP’s short-term rating, KMP currently has some access to the commercial paper market that was not available prior to this rating change.  Therefore, KMP expects that its short-term liquidity needs will be met through borrowings made under its bank credit facility and its commercial paper program.  Nevertheless, KMP’s ability to satisfy its financing requirements or fund its planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy and terminals industries and other financial and business factors, some of which are beyond its control.

Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable) at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc., respectively.

Some of KMP’s customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  These financial problems may arise from the current global recession, changes in commodity prices or otherwise.  KMP has been and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers.  KMP cannot provide assurance that one or more of its current or future financially distressed customers will not default on its obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial

Kinder Morgan, Inc. Form 10-Q

position, future results of operations, or future cash flows; however, KMP believes it has provided adequate allowance for such customers.

Short-term Liquidity

Our principal sources of short-term liquidity are Kinder Morgan, Inc.’s revolving bank credit facility, KMP’s revolving bank credit facility and cash provided by operations.  These facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its commercial paper program. KMP’s facility can be amended to allow for borrowings up to $2.3 billion.

The following represents the revolving credit facilities that were available to Kinder Morgan, Inc. and its subsidiary, KMP, short-term debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit and (ii) combined outstanding borrowings under the credit facilities and KMP’s commercial paper program.

	At June 30, 2010
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
Kinder Morgan, Inc.
$1.0 billion, six-year secured revolver, due May 2013	$142.7	$787.1

KMP
$2.0 billion, three-year unsecured revolver, due June 2013	$576.4	$1,201.4

Our outstanding short-term debt as of June 30, 2010 was $2,466.3 million, primarily consisting of (i) $142.7 million in outstanding borrowings under Kinder Morgan, Inc.’s senior secured credit facility, (ii) $750.0 million in principal amount of 5.35% series senior notes that mature on January 5, 2011, (iii) $700.0 million in principal amount of KMP’s 6.75% senior notes that mature March 15, 2011, (iv) $576.4 million in outstanding borrowings and commercial paper under KMP’s bank credit facility and (v) $250.0 million in principal amount of KMP’s 7.50% senior notes that mature November 1, 2010. As of December 31, 2009, our outstanding short-term debt was $768.7 million. We, and KMP, intend to refinance our current short-term debt and any additional short-term debt incurred during the remainder of the year through a combination of long-term debt and bank credit facility borrowings. KMP can also issue equity or use its commercial paper program to refinance its current short-term debt.

We had working capital deficits (current assets minus current liabilities) of $2,568.1 million as of June 30, 2010 and $933.9 million as of December 31, 2009. The unfavorable change from year-end 2009 was primarily due to higher short-term debt obligations of KMP as of June 30, 2010 (discussed above). Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances. As a result, our working capital balance could return to a surplus in future periods. A working capital deficit is not unusual for us or for other companies similar in size and scope to us, and we believe that our working capital deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.

Capital Expenditures

Including both sustaining and discretionary spending, our capital expenditures were $458.7 million in the first six months of 2010, versus $794.1 million in the same year-ago period.  Our sustaining capital expenditures, defined as capital expenditures which do not increase the capacity of an asset, totaled $81.1 million in the first six months of 2010, compared to $68.2 million for the first six months of 2009.  These sustaining expenditure amounts include KMP’s proportionate share of both Rockies Express Pipeline LLC’s, Midcontinent Express Pipeline LLC’s, and KinderHawk Field Services LLC’s sustaining capital expenditures—less than $0.1 million in both six month periods.  Additionally, our forecasted expenditures for the remaining six months of 2010 for sustaining capital expenditures are approximately $116.4 million—including approximately $0.1 million for KMP’s proportionate shares of Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC and KinderHawk Field Services LLC.

Kinder Morgan, Inc. Form 10-Q

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations.  In addition to utilizing cash generated from their own operations, Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities, issuing their own long-term notes, or with proceeds from contributions received from their equity owners. KinderHawk Field Services LLC can fund its own cash requirements for expansion capital expenditures with cash generated from its own operations, through borrowings under its own credit facility (it has a $200 million three-year, nonrecourse (to its owners) revolving bank credit facility), or with proceeds from contributions received from its equity owners.

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary.  The discretionary capital expenditures reflected in our accompanying consolidated statements of cash flows for the first six half of 2010 and 2009 were $377.7 million and $726.0 million, respectively.  The period-to-period decrease in discretionary capital expenditures was mainly due to higher capital expenditures made during the first half of 2009 on KMP’s major natural gas pipeline projects and on the expansions and improvements within its Terminals–KMP and CO2–KMP business segments.  Generally, KMP funds its discretionary capital expenditures, and its investment contributions through borrowings under its bank credit facility or its commercial paper program. To the extent this source of funding is not sufficient, KMP generally funds additional amounts through the issuance of long-term notes or common units for cash.

Capital Requirements for Recent Transactions

In the first six months of 2010, cash outlays for the acquisitions of assets and equity investments of KMP totaled $1,147.8 million.  With the exception of KMP’s acquisition of terminal assets from US Development Group LLC, which was partially acquired by the issuance of additional KMP common units, KMP utilized its commercial paper program to fund these acquisitions and then reduced short-term borrowings under its credit facility with the proceeds from the May and June 2010 issuances of KMP common units, and KMP’s May 2010 issuance of long-term senior notes.  In addition, in July 2010, KMP received net proceeds of $75.0 million from the offering of 1,167,315 of its common units in a privately negotiated transaction.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$735.3	$580.8	$154.5
Investing activities	(1,682.2)	(1,529.0)	(153.2)
Financing activities	926.8	994.1	(67.3)

Effect of exchange rate changes on cash	(0.8)	2.5	(3.3)

Net (decrease) increase in cash and cash equivalents	$(20.9)	$48.4	$(69.3)

Operating Activities

The net increase of $154.5 million (26.6%) in cash provided by operating activities in the six months ended June 30, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $133.4 million increase in cash from overall higher net income after adjusting for non-cash items, including a $430.0 million pre-tax impairment charge on our investment in NGPL PipeCo and a $158.0 million expense related to KMP rate case liability adjustments, both recorded in the first quarter of 2010.  The period-to-period increase in net income from our seven reportable business segments in the first six months of 2010 versus the first six months of 2009 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

Kinder Morgan, Inc. Form 10-Q

▪
a $348.8 million increase in cash inflows relative to net changes in working capital items, primarily driven by (i) a $139.8 million decrease in cash used for income tax payments, net of refunds, (ii) a $129.3 million increase in net cash inflows from the collection and payment of trade and related party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables) and (iii) a $42.8 million increase in cash from higher payments in the first half of 2009 for natural gas storage on KMP’s Kinder Morgan Texas Pipeline system;

▪	a $20.0 million pension contribution made in 2009, offset slightly by $6.3 million of pension expenses;

▪
a $190.8 million decrease in cash attributable to higher payments made in 2010 for transportation rate settlements, refunds and reparations made pursuant to certain legal settlements reached with various shippers on KMP’s Pacific operations’ refined products pipelines.  In May 2010, KMP paid $206.3 million to eleven of twelve shippers regarding the settlement of various transportation rate challenges filed with the Federal Energy Regulatory Commission (FERC) dating back as early as 1992.  In May 2009, KMP made refund and settlement payments totaling $15.5 million to various shippers in connection with certain East Line rate settlement agreements; and

▪
a $144.4 million decrease in cash from an interest rate swap termination payment KMP received in January 2009, when it terminated a fixed-to-variable interest rate swap agreement having a notional principal amount of $300 million and a maturity date of March 15, 2031.

Investing Activities

The net increase in cash used in investing activities in the six months ended June 30, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a combined $1,129.3 million increase in cash used for the acquisition of assets and investments.  In the first six months of 2010, our cash outlays for strategic business acquisitions, through our subsidiary KMP, totaled $1,147.8 million, primarily consisting of the following: (i) $921.4 million for a 50% equity ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business, (ii) $115.7 million for three unit train ethanol handling terminals acquired from US Development Group LLC in January 2010 and (iii) $97.0 million for terminal assets and investments acquired from Slay Industries in March 2010.  Each of these 2010 acquisitions is discussed further in Note 2 “Investments, Acquisitions, Joint Ventures and Divestitures” in our consolidated financial statements included elsewhere in this report. In the first half of 2009, our cash payments for acquired assets, through our subsidiary KMP, totaled $18.5 million, including $18.0 million for the acquisition of certain marine vessels from Megafleet Towing Co., Inc.;

▪
a $109.6 million decrease in cash due to the full repayment received in the first half of 2009 from a loan KMP made in December 2008 to a single customer of its Texas intrastate natural gas pipeline group;

▪
a $17.5 million increase in cash used resulting from the deconsolidation of Triton Power Company LLC from our consolidated financial statements upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010.  Triton Power Company LLC is now treated as an equity investment (see Note 13 to our consolidated financial statements included elsewhere in this report);

▪
a $622.2 million decrease in cash used due to lower contributions to investments in the first six months of 2010.  The decrease was driven by a $628.2 million decrease in combined contributions made to KMP’s equity investments in Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, and Fayetteville Express Pipeline LLC in the first half of 2010, largely due to incremental contributions made in the first half of 2009 to partially fund KMP’s respective share of the Rockies Express, Midcontinent Express, and Fayetteville Express pipeline system construction and/or pre-construction costs;

▪
a $335.4 million decrease in cash used for capital expenditures in the first six months of 2010—largely due to the higher investment undertaken in the first half of 2009 to construct KMP’s Kinder Morgan Louisiana Pipeline and to expand and improve the Terminals-KMP business segment;

▪
a $103.4 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received from equity investments in the first half of 2010, primarily related to distributions received from KMP’s equity investments in Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC and Fayetteville Express Pipeline LLC and from our equity investment in NGPL PipeCo LLC; and

Kinder Morgan, Inc. Form 10-Q

▪
a $26.5 million increase in cash primarily due to higher net proceeds received in the first six months of 2010 from property sales and casualty insurance settlements, mainly related to insurance indemnifications received for (i) assets damaged during the 2008 hurricane season, (ii) property damaged at KMP’s Pasadena, Texas liquids terminal facility from a fire in September 2008 and (iii) a marine vessel dock damaged at KMP’s International Marine Terminals facility in March 2008.

Financing Activities

The net decrease in cash provided by financing activities in the six months ended June 30, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $236.3 million decrease in cash provided by noncontrolling interest contributions primarily reflecting the $433.2 million in combined proceeds received by KMP for the issuance of approximately 6.7 million common units in the first half of 2010 versus the $669.5 million in combined proceeds it received from the sales of approximately 14.0 million additional common units in the first half of 2009;

▪	a $175.0 million increase in cash used to pay dividends;

▪	a $46.7 million increase in cash used for noncontrolling interest distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners;

▪
a $361.0 million increase in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs.  The period-to-period increase in cash from overall debt financing activities was primarily due to (i) a $501.4 million increase in cash due to net commercial paper borrowings by KMP in the first half of 2010 (KMP had no commercial paper borrowings during the first six months of 2009) and (ii) the $250.0 million KMP paid on February 1, 2009 to retire the principal amount of its 6.30% senior notes that matured on that date, partially offset by (i) $325.0 million of lower net borrowings under KMP’s bank credit facility and (ii) a $44.5 million decrease in net borrowings under Kinder Morgan Inc.’s bank credit facility.

The incremental cash inflows of $993.1 million from KMP’s issuances of additional senior notes in the first half of 2010 (discussed in Note 4 of our consolidated financial statements included elsewhere in this report) were offset by the $993.3 million proceeds KMP received, after underwriting discounts and commissions, from the issuance of an aggregate $1 billion in principal amount of senior notes in two separate series in May 2009; and

▪	a $29.6 million increase in cash from net changes in cash book overdrafts—resulting from timing differences on checks issued but not yet presented for payment.

Off Balance Sheet Arrangements

Except as set forth under “—Contingent Debt—Rockies Express Pipeline LLC Debt” in Note 4 to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2009 in our 2009 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 13, “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

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

Kinder Morgan, Inc. Form 10-Q

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

•
changes in tariff rates charged by NGPL or those of KMP’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, or other regulatory agencies or the California Public Utilities Commission or other regulatory agencies;

•	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to expand our facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

•	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

•
changes in crude oil and natural gas production from exploration and production areas that we or KMP serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta, Canada oil sands;

•	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or ability to compete;

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

Kinder Morgan, Inc. Form 10-Q

•
the extent of KMP’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

•	the ability to complete expansion projects on time and on budget;

•	the timing and success of KMP’s and our business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in Note 11 to our consolidated financial statements included elsewhere in this report.

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

See Item 1A “Risk Factors” of our 2009 Form 10-K, and Part II, Item 1A of this report for a more detailed description of these and other factors that may affect the forward-looking statements.  When considering forward-looking statements, one should keep in mind the risk factors described in our 2009 Form 10-K.  The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2009, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2009 Form 10-K. For more information on our risk management activities, see Note 6, “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures

As of June 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan, Inc. Form 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11 of our consolidated financial statements included elsewhere in this report entitled “Litigation, Environmental and Other Contingencies” in Part 1, Item 1, which is incorporated herein by reference.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2009 Form 10-K.

An extended drilling moratorium in the Gulf of Mexico, or any additional regulations that cause delays or deter new drilling, could adversely affect our business.

On July 12, 2010, in response to the April 20, 2010 fire and explosion that occurred onboard the drilling rig Deepwater Horizon, leading to the oil spill currently affecting the Gulf of Mexico, the Bureau of Ocean Energy Management, Regulation and Enforcement, referred to as the BOE, issued a moratorium on drilling activities that applies to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. The moratorium will last until November 30, 2010, or until such earlier time that the BOE determines that deep-water drilling operations can proceed safely.  The BOE is also expected to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. These actions could cause delays or deter new drilling in the U.S. Gulf of Mexico or other areas that supply volumes to our pipelines and facilities.  As a result, future natural gas and crude oil volumes to our pipelines and facilities may decline or be lower than previously anticipated, which may adversely affect our financial position, results of operations and cash flows.

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

KINDER MORGAN, INC.
Registrant

Date: August 9, 2010	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)