Form 10-Q
period 2010-09-30
KINDER MORGAN, INC.
filed 2010-11-05
CIK 54502

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of outstanding shares of Common stock, $0.01 par value, as of October 29, 2010 was 100 shares.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Natural gas sales	$965.7	$686.2	$2,831.3	$2,291.8
Services	758.7	690.2	2,248.9	2,003.7
Product sales and other	363.8	335.9	1,156.5	939.0
Total Revenues	2,088.2	1,712.3	6,236.7	5,234.5

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	964.7	665.2	2,829.2	2,240.3
Operations and maintenance	330.2	286.0	1,103.9	815.4
Depreciation, depletion and amortization	261.7	255.5	813.7	777.1
General and administrative	308.2	92.2	528.7	269.2
Taxes, other than income taxes	41.9	36.4	128.1	98.8
Other expense (income)	0.4	(14.2)	2.2	(14.1)
Total Operating Costs, Expenses and Other	1,907.1	1,321.1	5,405.8	4,186.7

Operating Income	181.1	391.2	830.9	1,047.8

Other Income (Expense)
Earnings (loss) from equity investments	57.2	66.4	(256.1)	164.2
Amortization of excess cost of equity investments	(1.4)	(1.4)	(4.3)	(4.3)
Interest, net	(168.9)	(140.1)	(475.9)	(421.4)
Other, net	5.4	13.0	9.7	43.9
Total Other Income (Expense)	(107.7)	(62.1)	(726.6)	(217.6)

Income from Continuing Operations Before Income Taxes	73.4	329.1	104.3	830.2

Income Tax Benefit (Expense)	(20.6)	(99.6)	29.1	(247.2)

Income from Continuing Operations	52.8	229.5	133.4	583.0

Income (Loss) from Discontinued Operations, Net of Tax	(0.2)	(0.1)	(0.4)	0.4

Net Income	52.6	229.4	133.0	583.4

Net Income Attributable to Noncontrolling Interests	(42.0)	(106.6)	(237.3)	(215.5)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$10.6	$122.8	$(104.3)	$367.9

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$196.6	$165.6
Restricted deposits	39.8	52.5
Accounts, notes and interest receivable, net	784.8	921.6
Inventories	84.0	71.9
Gas in underground storage	46.2	43.5
Fair value of derivative contracts	50.0	20.8
Other current assets	65.8	109.7
Total current assets	1,267.2	1,385.6

Property, plant and equipment, net	16,947.9	16,803.5
Investments	4,223.8	3,695.6
Notes receivable	192.1	190.6
Goodwill	4,821.2	4,744.3
Other intangibles, net	347.1	259.8
Fair value of derivative contracts	780.8	293.3
Deferred charges and other assets	174.0	213.6
Total Assets	$28,754.1	$27,586.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$2,454.0	$768.7
Cash book overdrafts	31.4	36.6
Accounts payable	599.9	620.8
Accrued interest	126.4	292.1
Accrued taxes	92.8	58.6
Deferred revenues	86.5	76.1
Fair value of derivative contracts	213.1	272.0
Accrued other current liabilities	409.1	194.6
Total current liabilities	4,013.2	2,319.5

Long-term liabilities and deferred credits
Long-term debt
Outstanding	12,306.2	12,779.7
Preferred interest in general partner of Kinder Morgan Energy Partners, L.P.	100.0	100.0
Value of interest rate swaps	1,029.3	361.0
Total long-term debt	13,435.5	13,240.7
Deferred income taxes	1,867.9	2,039.9
Fair value of derivative contracts	125.1	469.6
Other long-term liabilities and deferred credits	582.1	670.5
Total long-term liabilities and deferred credits	16,010.6	16,420.7

Total Liabilities	20,023.8	18,740.2

Commitments and contingencies (Notes 4 and 11)
Stockholders’ Equity
Common stock – authorized and outstanding – 100 shares, par value $0.01 per share	-	-
Additional paid-in capital	7,819.3	7,845.7
Retained deficit	(4,110.6)	(3,506.3)
Accumulated other comprehensive loss	(104.5)	(167.9)
Total Kinder Morgan, Inc. stockholder’s equity	3,604.2	4,171.5
Noncontrolling interests	5,126.1	4,674.6
Total Stockholders’ Equity	8,730.3	8,846.1
Total Liabilities and Stockholders’ Equity	$28,754.1	$27,586.3

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q
KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net Income	$133.0	$583.4
Adjustments to reconcile net income to net cash provided by operating activities
Loss (income) from discontinued operations, net of tax	0.4	(0.4)
Depreciation, depletion and amortization	813.7	777.1
Deferred income taxes	(204.7)	51.3
Amortization of excess cost of equity investments	4.3	4.3
Income from the allowance for equity funds used during construction	(0.7)	(22.6)
Loss (income) from the sale or casualty of property, plant and equipment and other net assets	2.3	(14.1)
Loss (earnings) from equity investments	256.1	(164.2)
Distributions from equity investments	154.9	184.5
Proceeds from termination of interest rate swap agreements	-	146.0
Pension contributions in excess of expense	(15.9)	(11.1)
Changes in components of working capital
Accounts receivable	105.1	215.5
Inventories	(12.8)	(11.8)
Other current assets	23.1	(73.4)
Accounts payable	(20.5)	(342.5)
Accrued interest	(165.6)	(121.3)
Accrued taxes	57.7	(77.8)
Accrued liabilities	(44.8)	(143.1)
Going Private transaction litigation reserve adjustment	200.0	-
Rate reparations, refunds and other litigation reserve adjustments	(48.3)	(15.5)
Other, net	(18.2)	(45.6)
Cash Flows Provided by Continuing Operations	1,219.1	918.7
Net Cash Flows (Used in) Provided by Discontinued Operations	(0.6)	0.1
Net Cash Provided by Operating Activities	1,218.5	918.8

Cash Flows From Investing Activities
Acquisitions of investments	(929.7)	-
Acquisitions of assets	(243.1)	(27.5)
Repayments from customers	-	109.6
Capital expenditures	(726.8)	(1,076.4)
Deconsolidation of variable interest entity due to the implementation of ASU 2009-17 (Note 13)	(17.5)	-
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	21.5	9.8
Net proceeds from (investments in) margin deposits	21.7	(13.2)
Investments in restricted deposits	(2.5)	(39.9)
Contributions to investments	(210.3)	(1,619.6)
Distributions from equity investments in excess of cumulative earnings	187.9	15.9
Net Cash Used in Investing Activities	(1,898.8)	(2,641.3)

Cash Flows From Financing Activities
Issuance of debt	6,698.4	6,617.7
Payment of debt	(5,474.0)	(4,735.0)
Repayments from related party	1.3	2.5
Debt issue costs	(24.4)	(14.8)
Decrease in cash book overdrafts	(5.2)	(10.4)
Cash dividends	(500.0)	(300.0)
Contributions from noncontrolling interests	636.6	815.5
Distributions to noncontrolling interests	(622.4)	(550.2)
Other, net	-	(0.3)
Net Cash Provided by Financing Activities	710.3	1,825.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	5.0

Net Increase in Cash and Cash Equivalents	31.0	107.5
Cash and Cash Equivalents, beginning of period	165.6	118.6
Cash and Cash Equivalents, end of period	$196.6	$226.1

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$12.5	$3.7
Assets acquired by contributions from noncontrolling interests	$81.7	$5.0
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$607.1	$555.9
Cash paid during the period for income taxes (net of refunds)	$143.2	$317.2

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

As further disclosed in Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), on May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity. This transaction is referred to in this report as “the Going Private transaction.” Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

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

2.  Investments, Acquisitions, Joint Ventures and Divestitures

Investments

NGPL PipeCo LLC Investment Impairment Charge

On November 19, 2009, the FERC initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL PipeCo LLC’s subsidiary, Natural Gas Pipeline Company of America LLC, referred to as “NGPL LLC.”  NGPL LLC reached a settlement in principal with the FERC on April 22, 2010.  On June 11, 2010, NGPL LLC filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010.  The order approving the settlement has become final and nonappealable. The settlement resolved all issues in the proceeding. The settlement provides that NGPL LLC will reduce its fuel and gas lost and unaccounted for, or “GL&U,” retention factors as of July 1, 2010.  The settlement further provides a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers.

The events discussed above caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC as of March 31, 2010. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants. We determined the fair value of our investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest. We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%. The expected future pre-interest, after-tax cash flows are lower than our pre-rate case expectations by approximately $25.0 million to $70.0 million per year. The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than our carrying value. For the quarter ended March 31, 2010, we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings (loss) from equity investments” in our accompanying consolidated statement of income.

Acquisitions

USD Terminal Acquisition

On January 15, 2010, KMP acquired three ethanol handling train terminals from US Development Group LLC for an aggregate consideration of $201.1 million, consisting of $114.3 million in cash, $81.7 million in common units, and $5.1 million in assumed liabilities. The three train terminals are located in Linden, New Jersey; Baltimore, Maryland and Dallas, Texas. As part of the transaction, KMP announced the formation of a joint venture with US Development Group LLC to optimize and coordinate customer access to the three acquired terminals, other ethanol terminal assets it already owns and operates, and other terminal projects currently under development by both parties. The acquisition complemented and expanded the ethanol and rail terminal operations KMP previously owned, and all of the acquired assets are included in the Terminals–KMP business segment.

Based on the measurement of fair market values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, KMP assigned $94.6 million of the combined purchase price to “Other intangibles, net,” (representing customer relationships) $43.1 million to “Property, Plant and Equipment, net” and a combined $5.4 million to “Other current assets” and “Deferred charges and other assets.” The remaining $58.0 million of the purchase price represented the future economic benefits expected to be derived from the acquisition that was not assigned to other identifiable, separately recognizable assets acquired, and KMP recorded this amount as “Goodwill.” KMP believes the primary items that generated the goodwill are the value of the synergies created between the acquired assets and its pre-existing ethanol handling assets, and its expected ability to grow the business by leveraging its pre-existing experience in ethanol handling operations. KMP expects that the entire amount of goodwill will be deductible for tax purposes.

Kinder Morgan, Inc. Form 10-Q

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

KinderHawk Field Services LLC Acquisition

On May 21, 2010, KMP completed its previously announced agreement to purchase a 50% ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business in the Haynesville shale gas formation located in northwest Louisiana. On that date, KMP paid an aggregate consideration of $921.4 million in cash for its 50% equity ownership interest, and pursuant to the provisions of the joint venture formation and contribution agreement, KMP’s payment included approximately $46.4 million for both estimated capital expenditures and estimated net cash outflows from operating activities for the period January 1, 2010 through May 21, 2010. In the fourth quarter of 2010, KMP received net proceeds of $3.9 million for the final settlement of these estimated amounts.

During a short transition period, Petrohawk continued to operate the business, and effective October 1, 2010, a newly formed company named KinderHawk Field Services LLC, owned 50% by KMP and 50% by Petrohawk, assumed the joint venture operations. The acquisition complemented and expanded KMP’s existing natural gas gathering and treating businesses, and KMP assigned the entire purchase price to “Investments” on our accompanying consolidated balance sheet as of September 30, 2010 (including $144.8 million of equity method goodwill, representing the excess of KMP’s investment cost over its proportionate share of the fair value of the joint venture’s identifiable net assets). KMP’s investment and pro rata share of the joint venture’s operating results are included as part of the Natural Gas Pipelines–KMP business segment.

Kinder Morgan, Inc. Form 10-Q

Direct Fuels Terminal Acquisition

On July 22, 2010, KMP acquired a terminal with ethanol tanks, a truck rack and additional acreage in Dallas, Texas, from Direct Fuels Partners, L.P. for an aggregate consideration of $16 million, consisting of $15.9 million in cash and an assumed property tax liability of $0.1 million. The acquired terminal facility is connected to and complements the Dallas, Texas unit train terminal KMP acquired from USD Development Group LLC in January 2010 (described above in “—USD Terminal Acquisition). All of the acquired assets are included in the Terminals - KMP business segment, and based on KMP’s measurement of fair market values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, KMP assigned $5.3 million of the combined purchase price to “Property, Plant and Equipment, net.” The remaining $10.7 million of the purchase price represented the future economic benefits expected to be derived from the acquisition that was not assigned to other identifiable, separately recognizable assets acquired, and KMP recorded this amount as “Goodwill.” KMP believes the primary items that generated the goodwill are the value of the synergies created between the acquired assets and its pre-existing ethanol handling assets, and its expected ability to grow the business by leveraging its pre-existing experience in ethanol handling operations. KMP expects that the entire amount of goodwill will be deductible for tax purposes.

Gas-Chill, Inc. Asset Acquisition

On September 1, 2010, KMP acquired the natural gas treating assets of Gas-Chill, Inc. for an aggregate consideration of $13.1 million in cash, consisting of $10.5 million in cash paid on closing, and an obligation to pay a holdback amount of $2.6 million within eighteen months from closing. The acquired assets primarily consist of more than 100 mechanical refrigeration natural gas hydrocarbon dew point control units that are used to remove hydrocarbon liquids from natural gas streams prior to entering transmission pipelines. The refrigeration control units are designed to extract natural gas liquids from the inlet gas stream and retain the liquids if there are significant enough quantities to economically justify recovery. The units are constructed on a modular basis for ease of transport and installation requirements and are located in 12 different states. The acquisition complemented and expanded the existing natural gas treating operations offered by KMP’s Texas intrastate natural gas pipeline group, and all of the acquired assets are included in the Natural Gas Pipelines–KMP business segment. KMP assigned $8.0 million of the purchase price to “Property, Plant and Equipment, net” and the remaining $5.1 million to “Other intangibles, net” (representing both a technology-based asset and customer-related contract values).

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

Acquisitions Subsequent to September 30, 2010

Allied Concrete Bulk Terminal Assets

On October 1, 2010, KMP acquired certain bulk terminal assets and real property located in Chesapeake, Virginia, from Allied Concrete Products, LLC and Southern Concrete Products, LLC for an aggregate consideration of $8.6 million, consisting of $8.1 million in cash and an assumed environmental liability of $0.5 million. The acquired terminal facility is situated on 42 acres of land and can handle approximately 250,000 tons of material annually, including pumice, aggregates and sand. The acquisition complements the bulk commodity handling operations at KMP’s nearby Elizabeth River terminal, also located in Chesapeake, and all of the acquired assets will be included in the Terminals–KMP business segment.

Chevron Refined Products Terminal Assets

On October 8, 2010, KMP acquired four separate refined petroleum products terminals from Chevron U.S.A. Inc. for an aggregate consideration of approximately $40 million, including inclusion capital. Combined, the terminals have storage capacity of approximately 650,000 barrels for gasoline, diesel fuel and jet fuel. Chevron has entered into long-term contracts with KMP to terminal product at the terminals. The acquisition complements and expands KMP’s existing refined petroleum products assets, and all of the acquired assets will be included in the Products Pipelines - KMP business segment. KMP’s subsidiary Kinder Morgan Southeast Terminals LLC acquired terminal facilities located in Chattanooga, Tennessee and Columbus, Georgia, and both of these terminals will be included in the Southeast terminal operations. KMP’s subsidiary SFPP, L.P. acquired terminals located in Tucson

Kinder Morgan, Inc. Form 10-Q

and Phoenix, Arizona, and each of these two terminals will be included in the Pacific operations. In the fourth quarter of 2010, KMP expects to measure the identifiable tangible assets acquired and liabilities assumed at fair value on the acquisition date.

Joint Ventures

Eagle Ford Gathering LLC

On May 14, 2010, KMP and Copano Energy, L.L.C. entered into formal agreements for a joint venture to provide natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford Shale formation in south Texas. The joint venture is named Eagle Ford Gathering LLC, and KMP owns 50% of the equity in the project (a 50% member interest in Eagle Ford Gathering LLC), and Copano owns the remaining 50% interest. Copano serves as operator and managing member of Eagle Ford Gathering LLC. KMP and Copano have committed approximately 375 million cubic feet per day of natural gas capacity to the joint venture through 2024 for both transportation on KMP’s natural gas pipeline that extends from Laredo to Katy, Texas, and for processing at Copano’s natural gas processing plant located in Colorado County, Texas.

On July 6, 2010, Eagle Ford Gathering LLC announced the execution of a definitive long-term, fee-based gas services agreement with SM Energy Company. According to the provisions of the agreement, SM Energy will commit Eagle Ford production from its assets located in LaSalle, Dimmitt, and Webb Counties, Texas up to a maximum level of 200 million cubic feet per day over a ten year term. In addition, Eagle Ford Gathering LLC will construct approximately 85 miles of 24-inch and 30-inch diameter pipeline to serve SM Energy’s acreage in the western Eagle Ford Shale formation and to connect it to KMP’s Freer compressor station located in Duval County, Texas, and will construct 25 miles of 24-inch and 30-inch diameter pipeline to access additional acreage.  The pipeline is expected to begin service during the summer of 2011.

Combined, KMP and Copano will invest approximately $175 million for the expanded project.  Eagle Ford Gathering LLC is evaluating several opportunities to expand its ability to offer producers in the Eagle Ford Shale play additional midstream services. As of September 30, 2010, KMP’s capital contributions (and net equity investment) in Eagle Ford Gathering LLC totaled $9.5 million.

Midcontinent Express Pipeline LLC

On May 26, 2010, Energy Transfer Partners, L.P. transferred to Regency Energy Partners LP (i) a 49.9% ownership interest in Midcontinent Express Pipeline LLC and (ii) a one-time right to purchase its remaining 0.1% ownership interest in Midcontinent Express Pipeline LLC on May 26, 2011. As a result of this transfer, Energy Transfer Partners, L.P. now owns a 0.1% ownership interest in Midcontinent Express Pipeline LLC. KMP’s subsidiary, Kinder Morgan Operating L.P. “A,” continues to own the remaining 50% ownership interest in Midcontinent Express Pipeline LLC, and since there was no change in KMP’s ownership interest, it did not record any equity method adjustments as a result of the ownership change between Regency Energy Partners LP and Energy Transfer Partners, L.P.

Divestitures Subsequent to September 30, 2010

Triton Power

Effective October 22, 2010, we sold our ownership interest in Triton Power, a 550-megawatt natural gas-fired electricity generation facility in Michigan, for approximately $14.8 million in cash.

Cypress Pipeline

Effective October 1, 2010, Westlake Petrochemicals LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, exercised an option it held to purchase a 50% ownership interest in KMP’s Cypress Pipeline. Accordingly, KMP sold a 50% interest in its subsidiary, Cypress Interstate Pipeline LLC, to Westlake and KMP received proceeds of $10.2 million. At the time of the sale, the carrying value of the net assets of Cypress Interstate Pipeline LLC totaled $20.4 million and consisted mostly of property, plant and equipment. In the fourth quarter of 2010, KMP expects to recognize an approximate $8.5 million gain from this sale, with the entire amount related to the remeasurement of KMP’s retained investment to its fair value. Due to the loss of control of Cypress Interstate Pipeline LLC, KMP now accounts for its retained investment under the equity method of accounting and recognizes the retained investment at its fair value.  KMP’s gain amount represents the excess of the fair value of its retained investment ($18.7 million) over its carrying value ($10.2 million).

Kinder Morgan, Inc. Form 10-Q

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

Changes in the gross amounts of our goodwill and accumulated impairment losses for the nine months ended September 30, 2010 are summarized as follows (in millions):

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2–KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,116.5	$3,488.0	$1,521.7	$1,415.4	$613.1	$9,154.7
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2009	850.0	1,397.8	1,521.7	738.8	236.0	4,744.3
Acquisitions	-	-	-	71.9	-	71.9
Disposals	-	-	-	-	-	-
Currency translation adjustments	-	-	-	-	5.0	5.0
Balance as of September 30, 2010	$850.0	$1,397.8	$1,521.7	$810.7	$241.0	$4,821.2

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to impairment testing. For all investments we own containing equity method goodwill, no event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first nine months of 2010, and as of September 30, 2010 and December 31, 2009, we reported $283.0 million and $138.2 million, respectively, in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.  The increase in our equity method goodwill since December 31, 2009 was due to the goodwill included in the purchase of KMP’s 50% ownership interest in KinderHawk Field Services, LLC, discussed in Note 2.

Kinder Morgan, Inc. Form 10-Q

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets and lease value. These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization (in millions):

	September 30, 2010	December 31, 2009
Customer relationships, contracts and agreements
Gross carrying amount	$420.0	$297.9
Accumulated amortization	(87.4)	(50.9)
Net carrying amount	332.6	247.0

Technology-based assets, lease value and other
Gross carrying amount	16.3	14.1
Accumulated amortization	(1.8)	(1.3)
Net carrying amount	14.5	12.8

Total other intangibles, net	$347.1	$259.8

The increase in the carrying amount of the customer relationships, contracts and agreements since December 31, 2009 was mainly due to the acquisition of intangibles included in KMP’s purchase of terminal assets from US Development Group LLC and Slay Industries, discussed in Note 2.

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives. Among the factors we weigh, depending on the nature of the asset, are the effects of obsolescence, new technology, and competition. For the three months ended September 30, 2010 and 2009, the amortization expense on our intangibles totaled $12.5 million and $4.6 million, respectively. For the nine months ended September 30, 2010 and 2009, the amortization expense on our intangibles totaled $37.0 million and $14.1 million, respectively. As of September 30, 2010, the weighted average amortization period for our intangible assets was approximately 12 years, and our estimated amortization expense for these assets for each of the next five fiscal years (2011 – 2015) is approximately $43.3 million, $37.9 million, $34.0 million, $30.7 million and $27.8 million, respectively.

4.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income.

The net carrying amount of our debt (including both short-term and long-term amounts and excluding the value of interest rate swap agreements and the preferred interest in the general partner of KMP) as of September 30, 2010 and December 31, 2009 was $14,760.2 million and $13,548.4 million, respectively.

Our outstanding short-term debt as of September 30, 2010 was $2,454.0 million. The balance consisted of (i) $293.3 million in outstanding borrowings under Kinder Morgan, Inc.’s senior secured credit facility, (ii) $750.0 million in principal amount of Kinder Morgan, Inc.’s 5.35% series senior notes due January 5, 2011 (including discount and purchase accounting adjustments, the notes had a carrying amount of $749.0 million as of September 30, 2010), (iii) $700.0 million in principal amount of KMP’s 6.75% senior notes due March 15, 2011 (including discount and purchase accounting adjustments, the notes had a carrying amount of $701.6 million as of September 30, 2010), (iv) $414.8 million of KMP’s commercial paper borrowings, (v) $250.0 million in principal amount of KMP’s 7.50% senior notes due November 1, 2010 (including discount and purchase accounting adjustments, the notes had a carrying amount of $250.2 million as of September 30, 2010), (vi) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, but are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds), (vii) a $9.2 million portion of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note), (viii) a $7.2 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes) and (ix) $5.0 million in principal amount of 6.00% Development Revenue Bonds due January 1, 2011 and

Kinder Morgan, Inc. Form 10-Q

issued by the Louisiana Community Development Authority, a political subdivision of the state of Louisiana (KMP’s subsidiary Kinder Morgan Louisiana Pipeline LLC is the obligor on the bonds).

Credit Facilities

	September 30, 2010
	Short-term notes payable	Weighted average interest rate
	(Dollars in millions)
Kinder Morgan, Inc. – Secured debt(a)	$293.3	1.51%
KMP – Unsecured debt(b)
Commercial paper	$414.8	0.66%
____________
(a)
The average short-term debt outstanding (and related weighted average interest rate) was $250.3 million (1.71%) and $188.5 million (1.77%) during the three and nine months ended September 30, 2010, respectively.

(b)
The average short-term debt outstanding (and related weighted average interest rate) was $469.8 million (0.86%) and $527.7 million (0.76%) during the three and nine months ended September 30, 2010, respectively.

As of September 30, 2010, the amount available for borrowing under the Kinder Morgan, Inc. $1.0 billion six-year senior secured credit facility was reduced by a combined amount of $370.7 million consisting of $293.3 million in borrowings under the credit facility and $77.4 million of letters of credit consisting of: (i) a combined $40.8 million in four letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies, (ii) a combined total of $20.4 million in two letters of credit supporting the operation and lease payments of the Jackson, Michigan power generation facility (this facility was sold on October 22, 2010; see Note 2) and (iii) a $16.2 million letter of credit to fund the debt service reserve account required under KMP’s Express pipeline system’s trust indenture.

As of December 31, 2009, there were $171.0 million in borrowings under Kinder Morgan, Inc.’s credit facility and the weighted average interest on these borrowings was 1.61%. Our credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans. We do not have a commercial paper program.

On June 23, 2010, KMP successfully renegotiated its previous $1.79 billion five-year unsecured revolving bank credit facility that was due August 18, 2010, replacing it with a new $2.0 billion three-year, senior unsecured revolving credit facility that expires June 23, 2013. Similar to its previous facility, KMP’s $2.0 billion credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate. Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program.

The covenants of this credit facility are substantially similar to the covenants of KMP’s previous facility. Interest on KMP’s credit facility accrues at its option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%), or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of its long-term senior unsecured debt. The credit facility can be amended to allow for borrowings of up to $2.3 billion.

KMP had no borrowings under its $2.0 billion, senior unsecured revolving credit facility as of September 30, 2010, although the amount available for borrowing under its credit facility was reduced as further discussed below. As of December 31, 2009, the outstanding balance under KMP’s previous $1.79 billion credit facility was $300 million, and the weighted average interest rate on those borrowings was 0.59%.

As of September 30, 2010, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $636.9 million, consisting of $414.8 million of commercial paper borrowings and $222.1 million of letters of credit, consisting of: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California, (ii) a combined $89.4 million in three letters of credit that support tax-exempt bonds, (iii) a $16.1 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (iv) a combined $16.6 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

Kinder Morgan, Inc. Form 10-Q

KMP’s Commercial Paper Program

KMP’s commercial paper program provides for the issuance of $2 billion of commercial paper. On October 13, 2008, Standard & Poor’s Ratings Services lowered KMP’s short-term credit rating to A-3 from A-2, and on May 6, 2009, Moody’s Investors Service, Inc. downgraded KMP’s commercial paper rating to Prime-3 from Prime-2 and assigned a negative outlook to KMP’s long-term credit rating. As a result of these revisions and the commercial paper market conditions, KMP was unable to access commercial paper borrowings throughout 2009.

However, on February 25, 2010, Standard & Poor’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed KMP’s long-term credit rating at BBB, and raised KMP’s short-term credit rating to A-2 from A-3. The rating agency’s revisions reflected its expectations that KMP’s financial profile will improve due to lower guaranteed debt obligations and higher expected cash flows associated with the completion and start-up of KMP’s 50%-owned Rockies Express and Midcontinent Express natural gas pipeline systems and its fully-owned Kinder Morgan Louisiana natural gas pipeline system. Due to this favorable change in KMP’s short-term credit rating it resumed issuing commercial paper in March 2010.  In the near term, KMP expects that its short-term liquidity and financing needs will be met through a combination of borrowings made under its bank credit facility and commercial paper program.

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

K N Capital Trust I and K N Capital Trust III

As a result of the implementation of Accounting Standards Update (ASU) No. 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, including $27.1 million of long-term debt at September 30, 2010 in our accompanying consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts, which balance was $35.7 million reported under the heading “Long-term Debt―Outstanding” in our accompanying consolidated balance sheet at December 31, 2009. Also, see Note 13 “Recent Accounting Pronouncements—Accounting Standards Updates.”

Interest Rate Swaps

Information on interest rate swaps is contained in Note 6, “Risk Management – Interest Rate Risk Management.”

Kinder Morgan, Inc. Form 10-Q

Contingent Debt

The following contingent debt disclosures pertain to certain types of guarantees or indemnifications KMP has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring its performance under such guarantee is remote.  Most of these agreements are with entities that are not consolidated in our financial statements; however, KMP has invested in and holds equity ownership interests in these entities.

As of September 30, 2010, KMP’s contingent debt obligations with respect to these investments, as well as its obligations with respect to related letters of credit, are summarized below (dollars in millions):

Entity	KMP’s Ownership Interest	Investment Type	Total Entity Debt		KMP’s Contingent Share of Entity Debt(a)
Fayetteville Express Pipeline LLC(b)	50%	Limited Liability	$847.0	(c)	$423.5

Cortez Pipeline Company(d)	50%	General Partner	$141.1	(e)	$86.7	(f)

Midcontinent Express Pipeline LLC(g)	50%	Limited Liability	$881.2	(h)	$41.1	(i)

Nassau County, Florida Ocean Highway and Port Authority(j)	N/A	N/A	N/A		$19.8	(k)
_________
(a)	Represents the portion of the entity’s debt that KMP may be responsible for if the entity cannot satisfy its obligations.
(b)
Fayetteville Express Pipeline LLC is a limited liability company and the owner of the Fayetteville Express natural gas pipeline system. The remaining limited liability company member interest in Fayetteville Express Pipeline LLC is owned by Energy Transfer Partners, L.P.

(c)	Amount represents borrowings under a $1.1 billion, unsecured revolving bank credit facility that is due May 11, 2012.
(d)
Cortez Pipeline Company is a Texas general partnership that owns and operates a common carrier carbon dioxide pipeline system. The remaining general partner interests are owned by ExxonMobil Cortez Pipeline, Inc., an indirect wholly-owned subsidiary of Exxon Mobil Corporation and Cortez Vickers Pipeline Company, an indirect subsidiary of M.E. Zuckerman Energy Investors Incorporated.

(e)
Amount consists of (i) $32.1 million of fixed rate Series D notes due May 15, 2013 (interest on the Series D notes is paid annually and based on an average interest rate of 7.14% per annum), (ii) $100 million of variable rate Series E notes due December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread) and (iii) $9.0 million of outstanding borrowings under a $40 million committed revolving bank credit facility that is also due December 11, 2012.

(f)
KMP is severally liable for its percentage ownership share (50%) of the Cortez Pipeline Company debt ($70.6 million). In addition, as of September 30, 2010, Shell Oil Company shares KMP’s several guaranty obligations jointly and severally for $32.1 million of Cortez’s debt balance related to the Series D notes; however, KMP is obligated to indemnify Shell for the liabilities it incurs in connection with such guaranty. Accordingly, as of September 30, 2010, KMP has a letter of credit in the amount of $16.1 million issued by JP Morgan Chase, in order to secure KMP’s indemnification obligations to Shell for 50% of the Cortez debt balance of $32.1 million related to the Series D notes.

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

(g)
Midcontinent Express Pipeline LLC is a limited liability company and the owner of the Midcontinent Express natural gas pipeline system. The remaining limited liability company member interests in Midcontinent Express Pipeline LLC are owned by Regency Energy Partners, L.P. and Energy Transfer Partners, L.P.

(h)
Amount consists of (i) outstanding borrowings of $82.2 million under a $175.4 million, unsecured revolving bank credit facility that is due February 28, 2011 and (ii) an aggregate carrying value of $799.0 million in fixed rate senior notes issued by Midcontinent Express Pipeline LLC in a private offering in September 2009. All payments of principal and interest in respect of these senior notes are the sole obligation of Midcontinent Express. Noteholders have no recourse against KMP or the other member owners of Midcontinent Express Pipeline LLC for any failure by Midcontinent Express to perform or comply with its obligations pursuant to the notes or the indenture.

Kinder Morgan, Inc. Form 10-Q

(i)
In addition to KMP’s contingent share of entity debt ($41.1 million), there is a letter of credit outstanding to support the construction of the Midcontinent Express natural gas pipeline system. As of September 30, 2010, this letter of credit, issued by the Bank of Tokyo-Mitsubishi UFJ, Ltd., had a face amount of $33.3 million. KMP’s contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

(j)	Arose from KMP’s Vopak terminal acquisition in July 2001. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the state of Florida.
(k)
KMP has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  KMP’s subsidiary, Nassau Terminals LLC is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.  Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit.  As of September 30, 2010, this letter of credit had a face amount of $19.8 million.

KMP also holds a 50% equity ownership interest in Rockies Express Pipeline LLC, a limited liability company and the owner of the Rockies Express natural gas pipeline system.  Subsidiaries of Sempra Energy and ConocoPhillips own the remaining member interests, and pursuant to certain guaranty agreements remaining in effect on December 31, 2009, all three member owners of Rockies Express Pipeline LLC had agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC, borrowings under its $2.0 billion five-year, unsecured revolving bank credit facility that is due April 28, 2011. On April 8, 2010, Rockies Express Pipeline LLC amended its bank credit facility to allow for borrowings up to $200 million (a reduction from $2.0 billion), and on this same date, each of its three member owners were released from their respective debt obligations under the previous guaranty agreements.  Accordingly, KMP no longer has a contingent debt obligation with respect to Rockies Express Pipeline LLC.

For additional information regarding ours, and our subsidiary, KMP’s, debt facilities and contingent debt agreements, see Note 8 “Debt” and Note 12 “Commitments and Contingent Liabilities” in our consolidated financial statements included in our 2009 Form 10-K.

Kinder Morgan G.P., Inc. Preferred Shares

On October 20, 2010, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on November 18, 2010 to shareholders of record as of October 29, 2010. On July 21, 2010, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share paid on August 18, 2010 to shareholders of record as of July 30, 2010. On April 21, 2010, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share paid on May 18, 2010 to shareholders of record as of April 30, 2010.

5.  Stockholders’ Equity

During the first nine months of both 2010 and 2009, there were no material changes in our ownership interests in subsidiaries, in which we retained a controlling financial interest.

Our Board of Directors declared a dividend of $200.0 million on October 20, 2010 that will be paid on November 15, 2010. On August 16, 2010, May 17, 2010 and February 16, 2010, we paid cash dividends on our common stock of $175.0 million, $175.0 million and $150.0 million, respectively, to our sole stockholder, which then made distributions to Kinder Morgan Holdco LLC.

Kinder Morgan, Inc. Form 10-Q

The following tables set forth for the respective periods (i) changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) and (ii) associated tax amounts included in the respective components of other comprehensive income (loss) (in millions):

	Three Months Ended September 30,
	2010			2009
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$3,812.4	$5,014.7	$8,827.1	$4,398.0	$4,375.7	$8,773.7
Impact from equity transactions of KMP	(45.2)	70.7	25.5	3.5	(5.6)	(2.1)
A-1 and B unit amortization	1.3	-	1.3	1.9	-	1.9
Distributions to noncontrolling interests	-	(217.2)	(217.2)	-	(191.4)	(191.4)
Contributions from noncontrolling interests	-	203.4	203.4	-	146.0	146.0
Cash dividends	(175.0)	-	(175.0)	(150.0)	-	(150.0)
Comprehensive income
Net income	10.6	42.0	52.6	122.8	106.6	229.4
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	(25.1)	(38.0)	(63.1)	19.1	25.6	44.7
Reclassification of change in fair value of derivatives to net income	5.0	21.8	26.8	(7.1)	8.2	1.1
Foreign currency translation adjustments	20.1	28.6	48.7	31.1	56.9	88.0
Adjustments to pension and other postretirement benefit plan liabilities	0.1	0.1	0.2	0.1	0.2	0.3
Total other comprehensive income	0.1	12.5	12.6	43.2	90.9	134.1
Total comprehensive income (loss)	10.7	54.5	65.2	166.0	197.5	363.5
Ending Balance	$3,604.2	$5,126.1	$8,730.3	$4,419.4	$4,522.2	$8,941.6

Tax (Expense) Benefit Included in Other Comprehensive Income:
Change in fair value of derivatives utilized for hedging purposes	$18.9	$4.1	$23.0	$(8.4)	$(3.9)	$(12.3)
Reclassification of change in fair value of derivatives to net income	(4.4)	(2.4)	(6.8)	7.2	(0.8)	6.4
Foreign currency translation adjustments	(15.2)	(3.1)	(18.3)	(26.1)	(5.6)	(31.7)
Adjustments to pension and other postretirement benefit plan liabilities	(0.1)	-	(0.1)	(0.1)	-	(0.1)
Tax included in total other comprehensive income	$(0.8)	$(1.4)	$(2.2)	$(27.4)	$(10.3)	$(37.7)

Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2010			2009
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$4,171.5	$4,674.6	$8,846.1	$4,404.3	$4,072.6	$8,476.9
Impact from equity transactions of KMP	(31.2)	48.7	17.5	19.3	(30.2)	(10.9)
A-1 and B unit amortization	4.8	-	4.8	5.7	-	5.7
Distributions to noncontrolling interests	-	(622.4)	(622.4)	-	(550.8)	(550.8)
Contributions from noncontrolling interests	-	718.3	718.3	-	820.2	820.2
Implementation of Accounting Standards Update 2009-17(a)	-	(45.9)	(45.9)	-	-	-
Cash dividends	(500.0)	-	(500.0)	(300.0)	-	(300.0)
Other	-	0.2	0.2	-	2.6	2.6
Comprehensive income
Net income (loss)	(104.3)	237.3	133.0	367.9	215.5	583.4
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	33.5	38.4	71.9	(76.3)	(110.7)	(187.0)
Reclassification of change in fair value of derivatives to net income	13.0	61.4	74.4	(42.0)	14.2	(27.8)
Foreign currency translation adjustments	17.6	16.5	34.1	41.3	89.9	131.2
Adjustments to pension and other postretirement benefit plan liabilities	(0.7)	(1.0)	(1.7)	(0.8)	(1.1)	(1.9)
Total other comprehensive income (loss)	63.4	115.3	178.7	(77.8)	(7.7)	(85.5)
Total comprehensive income (loss)	(40.9)	352.6	311.7	290.1	207.8	497.9
Ending Balance	$3,604.2	$5,126.1	$8,730.3	$4,419.4	$4,522.2	$8,941.6

Tax (Expense) Benefit Included in Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	$(25.4)	$(4.2)	$(29.6)	$47.2	$11.5	$58.7
Reclassification of change in fair value of derivatives to net income	(10.9)	(6.7)	(17.6)	26.2	(1.5)	24.7
Foreign currency translation adjustments	(12.2)	(1.8)	(14.0)	(40.4)	(9.3)	(49.7)
Adjustments to pension and other postretirement benefit plan liabilities	0.5	0.1	0.6	0.5	0.1	0.6
Tax included in total other comprehensive income (loss)	$(48.0)	$(12.6)	$(60.6)	$33.5	$0.8	$34.3
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment (see Note 13). On October 22, 2010, we sold Triton Power (see Note 2).

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	September 30, 2010	December 31, 2009
KMP	$3,176.7	$2,746.4
KMR	1,939.9	1,870.7
Triton Power Company LLC(a)	-	45.9
Other	9.5	11.6
	$5,126.1	$4,674.6
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment (see Note 13). On October 22, 2010, we sold Triton Power (see Note 2).

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

During the three and nine months ended September 30, 2010, KMP issued 1,899,008 and 2,142,050, respectively, of its common units pursuant to its equity distribution agreement with UBS Securities LLC (UBS).  After commissions of $1.0 million and $1.1 million, respectively, for the three and nine month periods, KMP received net proceeds from the issuance of these common units of $128.4 million and $144.2 million, respectively.  KMP used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.  For additional information regarding KMP’s equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2009 Form 10-K.

The above equity issuances during the nine months ended September 30, 2010 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $688.1 million, (ii) accumulated deferred income taxes by $10.9 million and (iii) additional paid-in capital by $19.3 million.

KMP Equity Issuances Subsequent to September 30, 2010

In October 2010, KMP issued 178,654 of its common units for the settlement of sales made on or before September 30, 2010 pursuant to its equity distribution agreement. After commissions of $0.1 million, KMP received net proceeds of $12.1 million for the issuance of these 178,654 common units, and used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

KMP Distributions

Contributions to our noncontrolling interests consist primarily of distributions by KMP to its common unit holders. On February 12, 2010, KMP paid a quarterly distribution of $1.05 per common unit for the fourth quarter of 2009, of which $200.5 million was paid to the public holders of KMP’s common units. On May 14, 2010, KMP paid a quarterly distribution of $1.07 per common unit for the first quarter of 2010, of which $204.3 million was paid to the public holders of KMP’s common units. On August 13, 2010, KMP paid a quarterly distribution of $1.09 per common unit for the second quarter of 2010, of which $216.8 million was paid to the public holders of KMP’s common units.

KMP Declared Distributions Subsequent to September 30, 2010

On October 20, 2010, KMP declared a cash distribution of $1.11 per unit for the quarterly period ended September 30, 2010.  The distribution will be paid on November 12, 2010, to unitholders of record as of October 29, 2010.

KMR’s Share Distributions

Under the terms of KMR’s limited liability company agreement, except in connection with its liquidation, KMR does not pay distributions on its shares in cash but instead makes distributions on its shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, KMR distributes on each of its shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for KMR’s shares. The following table presents share distributions KMR has paid in 2010.

Kinder Morgan, Inc. Form 10-Q

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
	2010	2010	2010
Distribution Date
February 12, 2010	0.018430	$1.05	1,576,470
May 14, 2010	0.017863	$1.07	1,556,130
August 13, 2010	0.018336	$1.09	1,625,869
__________
(a)
The cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate KMR’s distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

On November 12, 2010, KMR will pay a share distribution of 0.017844 shares per outstanding share (1,611,255 total shares) to shareholders of record as of October 29, 2010. This distribution was determined by dividing:

▪	$1.11, the cash amount distributed per KMP common unit

by

▪
$62.207, the average of KMR’s shares’ closing market prices from October 13-26, 2010, the ten consecutive trading days preceding the date on which KMR’s shares began to trade ex-dividend under the rules of the New York Stock Exchange.

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

For derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales). The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period. The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness. Changes in the excluded component of the change in an option’s time value are included currently in earnings. During the three and nine months ended September 30, 2010, we recognized net losses of $9.5 million and net gains of $4.6 million, respectively, related to crude oil and natural gas hedges and resulting from both hedge ineffectiveness and amounts excluded from effectiveness testing. During

Kinder Morgan, Inc. Form 10-Q

the three and nine months ended September 30, 2009, we recognized a net hedging loss of $5.4 million from crude oil hedges that resulted from hedge ineffectiveness and amounts excluded from effectiveness testing.

Additionally, during the three and nine months ended September 30, 2010, we reclassified losses of $5.0 million and $13.0 million, respectively, from “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified gains of $7.1 million and $42.0 million, respectively, of “Accumulated other comprehensive loss” into earnings. No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, were reclassified as a result of the hedged forecasted transactions actually affecting earnings (i.e. when the forecasted sales and purchase actually occurred). The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our accompanying consolidated statements of cash flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Stockholders’ Equity was $104.5 million as of September 30, 2010, and $167.9 million as of December 31, 2009. These totals included “Accumulated other comprehensive loss” amounts of $49.2 million and $95.7 million of losses as of September 30, 2010 and December 31, 2009, respectively, associated with energy commodity price risk management activities. Approximately $30.7 million of the total loss amount associated with energy commodity price risk management activities and included in our Stockholder’s Equity as of September 30, 2010 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), and as of September 30, 2010, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2014.

As of September 30, 2010, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(22.0) million barrels
Natural gas fixed price	(32.7) billion cubic feet
Natural gas basis	(22.3) billion cubic feet
Derivatives not designated as hedging contracts
Natural gas basis	(0.2) billion cubic feet

For derivative contracts that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. These types of transactions include basis spreads, basis-only positions and gas daily swap positions. KMP primarily enters into these positions to economically hedge an exposure through a relationship that does not qualify for hedge accounting. Until settlement occurs, this will result in non-cash gains or losses being reported in our operating results.

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

As of December 31, 2009, we were a party to interest rate swap agreements with a total notional principal amount of $725.0 million, and our subsidiary, KMP, had a combined notional principal amount of $5.2 billion of fixed-to-variable interest rate swap agreements effectively converting the interest expense associated with certain

Kinder Morgan, Inc. Form 10-Q

series of our and KMP’s senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. In the second quarter of 2010, KMP entered into three additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $400 million. Each agreement effectively converts a portion of the interest expense associated with KMP’s 5.30% senior notes due September 15, 2020 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

Accordingly, as of September 30, 2010, we were a party to interest rate swap agreements with a total notional principal amount of $725.0 million and our subsidiary, KMP, had a combined notional principal amount of $5.6 billion of fixed-to-variable interest rate swap agreements. All of our and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2010, the maximum length of time over which we or KMP have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” on our accompanying consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009 (in millions):

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$41.2	$19.1	$(202.5)	$(270.8)
	Non-current	60.9	57.3	(108.2)	(241.5)
Subtotal		102.1	76.4	(310.7)	(512.3)

Interest rate swap agreements	Non-current	719.9	236.0	(16.9)	(218.5)
Cross-currency swap agreements	Non-current	-	-	-	(9.6)
Total		822.0	312.4	(327.6)	(740.4)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	$8.8	$1.7	$(10.6)	$(1.2)
		8.8	1.7	(10.6)	(1.2)
Total		$830.8	$314.1	$(338.2)	$(741.6)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of September 30, 2010 and December 31, 2009, this unamortized premium totaled $321.1 million and $337.5 million, respectively.

Effect of Derivative Contracts on the Income Statement

The following four tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three and nine months ended September 30, 2010 and 2009 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Interest rate swap agreements	Interest, net - income/(expense)	$241.3	$127.4	$685.5	$(339.9)
Total		$241.3	$127.4	$685.5	$(339.9)

Kinder Morgan, Inc. Form 10-Q

Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged item(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Fixed rate debt	Interest, net - income/(expense)	$(241.3)	$(127.4)	$(685.5)	$339.9
Total		$(241.3)	$(127.4)	$(685.5)	$339.9
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

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Energy commodity derivative contracts	$(25.1)	$19.1	Revenues-natural gas sales	$0.4	$4.1	Revenues-natural gas sales	$-	$-
			Revenues-product sales and other	(4.8)	4.1	Revenues-product sales and other	(7.9)	(5.4)
			Gas purchases and other costs of sales	(0.6)	(1.1)	Gas purchases and other costs of sales	(1.6)	-
Total	$(25.1)	$19.1	Total	$(5.0)	$7.1	Total	$(9.5)	$(5.4)

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Energy commodity derivative contracts	$33.5	$(76.3)	Revenues-natural gas sales	$0.5	$8.5	Revenues-natural gas sales	$-	$-
			Revenues-product sales and other	(13.6)	33.8	Revenues-product sales and other	5.4	(5.4)
			Gas purchases and other costs of sales	0.1	(0.3)	Gas purchases and other costs of sales	(0.8)	-
Total	$33.5	$(76.3)	Total	$(13.0)	$42.0	Total	$4.6	$(5.4)
____________

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Energy commodity derivative contracts	Gas purchases and other costs of sales	$0.2	$(0.8)	$1.0	$(3.1)
Total		$0.2	$(0.8)	$1.0	$(3.1)
____________

Kinder Morgan, Inc. Form 10-Q

Derivatives in net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Cross-currency swap agreements	$-	$(9.5)	Other, net	$-	$-	Revenues	$-	$-
Total	$-	$(9.5)	Total	$-	$-	Total	$-	$-

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Cross-currency swap agreements	$9.6	$(35.6)	Other, net	$-	$-	Revenues	$-	$-
Total	$9.6	$(35.6)	Total	$-	$-	Total	$-	$-
____________

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. In 2005 and 2006, we entered into various cross-currency interest rate swap transactions, which were designated as net investment hedges, in order to hedge the value of our investment in Canadian operations. Over time, as our exposure to foreign currency risk through our Canadian operations was reduced through dispositions, we began to terminate cross-currency swap agreements. In June 2009, we terminated cross-currency interest rate swaps with a notional value of C$29.2 million. In connection with this termination, we received $0.5 million in July 2009. Additionally in July 2009, we received $1.0 million for the termination of another portion of our cross-currency interest rate swaps with a notional value of C$29.2 million. The final cross-currency swap agreements with a notional value of C$96.3 million were terminated during the third quarter of 2010 and there were no outstanding cross-currency interest rate swaps at September 30, 2010. No payment was made or received in connection with the final termination. In the periods that we had outstanding cross-currency swap agreements, the effective portion of the changes in fair value of these swap transactions was reported as a cumulative translation adjustment included in the balance sheet caption “Accumulated other comprehensive loss.”

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

Kinder Morgan, Inc. Form 10-Q

The maximum potential exposure to credit losses on derivative contracts as of September 30, 2010 was (in millions):

Asset position
Interest rate swap agreements	$719.9
Energy commodity derivative contracts	110.9
Gross exposure	830.8
Netting agreement impact	(79.9)
Net exposure	$750.9

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2010, KMP had no outstanding letters of credit supporting its hedging activities; however, as of December 31, 2009, KMP had outstanding letters of credit totaling $55.0 million in support of its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

Additionally, as of September 30, 2010, KMP’s counterparties associated with its energy commodity contract positions and over-the–counter swap agreements had margin deposits with KMP totaling $6.3 million, and we reported this amount within “Accrued other liabilities” in our accompanying consolidated balance sheet.  As of December 31, 2009, KMP had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $15.2 million, and we reported this amount as “Restricted deposits” in our accompanying consolidated balance sheet.

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating. Based on contractual provisions as of September 30, 2010, we estimate that if KMP’s credit rating was downgraded, KMP would have the following additional collateral obligations (in millions):

Credit ratings downgraded(a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$-	$-

Two notches to below BBB-/Baa3 (below investment grade)	$73.8	$73.8
__________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine KMP’s incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a two notch downgrade to below BBB-/Baa3 by one agency would not trigger the entire $73.8 million incremental obligation.

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts, (ii) interest rate swap agreements and (iii) cross-currency interest rate swap agreements as of September 30, 2010 and December 31, 2009, based on the three levels established by the Codification (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2010
Energy commodity derivative contracts(a)	$110.9	$-	$50.2	$60.7
Interest rate swap agreements	$719.9	$-	$719.9	$-

As of December 31, 2009
Energy commodity derivative contracts(a)	$78.1	$-	$14.4	$63.7
Interest rate swap agreements	$236.0	$-	$236.0	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2010
Energy commodity derivative contracts(b)	$(321.3)	$-	$(295.2)	$(26.1)
Interest rate swap agreements	$(16.9)	$-	$(16.9)	$-

As of December 31, 2009
Energy commodity derivative contracts(b)	$(513.5)	$-	$(462.8)	$(50.7)
Interest rate swap agreements	$(218.5)	$-	$(218.5)	$-
Cross-currency interest rate swap agreements	$(9.6)	$-	$(9.6)	$-
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

The fair value measurements in the table above do not include cash margin deposits, which would be reported separately as “Restricted deposits” or included within “Accrued other liabilities” in our accompanying consolidated balance sheets. The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and nine months ended September 30, 2010 and 2009 (in millions):

Kinder Morgan, Inc. Form 10-Q

Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives-net asset (liability)
Beginning of Period	$46.6	$24.0	$13.0	$44.1
Realized and unrealized net gains and (losses)	(11.4)	2.7	15.3	(19.1)
Purchases and settlements	(0.6)	3.2	6.3	4.9
Transfers in (out) of Level 3	-	-	-	-
End of Period	$34.6	$29.9	$34.6	$29.9

Change in unrealized net gains (losses) relating to contracts still held at end of period	$(12.2)	$(0.1)	$8.3	$(29.5)

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

The estimated fair value of our outstanding debt balance as of September 30, 2010 and December 31, 2009 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	September 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$14,860.2	$16,271.8	$13,648.4	$14,158.2

Assets Measured at Fair Value on a Non-Recurring Basis

The following table summarizes the fair value measurements of our investment in NGPL PipeCo LLC as of March 31, 2010, after taking into account an impairment of this investment. See Note 2 “Investments, Acquisitions, Joint Ventures and Divestitures” for more information on this impairment and the valuation techniques used to measure fair value. This investment was initially measured at fair value and was subsequently re-measured at fair value on a non-recurring basis based on the three levels of inputs defined by the fair value hierarchy discussed preceding (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2010
Investment in NGPL PipeCo LLC	$269.0	$-	$-	$269.0

8.  Reportable Segments

We divide our operations into seven reportable business segments.  These segments and their principal source of revenues are as follows:

▪	Products Pipelines–KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines–KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

▪
CO2–KMP—the production and sale of crude oil from fields in the Permian Basin of West Texas and the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from

Kinder Morgan, Inc. Form 10-Q

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

▪	Power—consists of our operation of a 550-megawatt natural gas-fired electric generation facility in Michigan (Triton Power). On October 22, 2010, we sold Triton Power, see Note 2.

The accounting policies we apply in the generation of reportable segment earnings are generally the same as those applied to our consolidated operations, except that (i) certain items below the “Operating Income (Loss)” line (such as interest expense) are either not allocated to reportable segments or are not considered by management in its evaluation of reportable segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income (Expense)” in our accompanying consolidated statements of income, (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (DD&A)) are not considered by management in its evaluation of reportable segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our reportable segments that are also segments of KMP include certain other income and expenses and income taxes in its segment earnings. With adjustment for these items, we currently evaluate reportable segment performance primarily based on segment earnings before DD&A expenses (including amortization of excess cost of equity investments) in relation to the level of capital employed.

Selected financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Products Pipelines–KMP
Revenues from external customers	$227.7	$216.7	$661.5	$611.6
Natural Gas Pipelines–KMP
Revenues from external customers	1,147.6	838.8	3,414.0	2,751.2
CO2–KMP
Revenues from external customers	309.1	286.1	972.2	821.7
Terminals–KMP
Revenues from external customers	321.2	282.8	945.3	814.2
Intersegment revenues	0.3	0.2	0.8	0.7
Kinder Morgan Canada–KMP
Revenues from external customers	67.5	60.1	197.9	166.1
Power(a)
Revenues from external customers	3.3	16.3	8.9	35.3
Other
NGPL PipeCo LLC fixed fee revenue	11.8	11.5	35.4	34.4
Other revenue	-	-	1.5	-
Total segment revenues	2,088.5	1,712.5	6,237.5	5,235.2
Less: Total intersegment revenues	(0.3)	(0.2)	(0.8)	(0.7)
Total consolidated revenues	$2,088.2	$1,712.3	$6,236.7	$5,234.5

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Products Pipelines–KMP(c)	$167.4	$167.9	$331.8	$468.0
Natural Gas Pipelines–KMP	187.1	197.8	592.3	559.8
CO2–KMP	234.6	217.0	763.9	635.6
Terminals–KMP	159.2	155.0	474.5	430.3
Kinder Morgan Canada–KMP	44.0	47.7	132.9	113.9
NGPL PipeCo LLC(d)	6.2	9.0	(405.0)	31.4
Power(a)	1.4	1.4	3.8	3.8
Total segment earnings before DD&A	799.9	795.8	1,894.2	2,242.8
Depreciation, depletion and amortization	(261.7)	(255.5)	(813.7)	(777.1)
Amortization of excess cost of equity investments	(1.4)	(1.4)	(4.3)	(4.3)
NGPL PipeCo LLC fixed fee revenue	11.8	11.5	35.4	34.4
Other revenue	-	-	1.5	-
General and administrative expense(e)	(308.2)	(92.2)	(528.7)	(269.2)
Unallocable interest and other, net(f)	(173.7)	(135.8)	(492.6)	(425.2)
Unallocable income tax benefit (expense)	(13.9)	(92.9)	41.6	(218.4)
Income from continuing operations	$52.8	$229.5	$133.4	$583.0

	September 30, 2010	December 31, 2009
Assets
Products Pipelines–KMP	$5,612.5	$5,614.7
Natural Gas Pipelines–KMP	10,926.5	9,956.7
CO2–KMP	4,066.3	4,230.5
Terminals–KMP	4,926.8	4,537.3
Kinder Morgan Canada–KMP	1,817.4	1,797.7
NGPL PipeCo LLC(d)	261.4	698.5
Power(a)	5.1	67.6
Total segment assets	27,616.0	26,903.0
Corporate assets(g)	1,138.1	683.3
Total consolidated assets	$28,754.1	$27,586.3
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment see Note 13. This resulted in decreases to 2010 revenues, operating expenses and noncontrolling interests with no impact to segment earnings before DD&A as compared to 2009.  On October 22, 2010, we sold Triton Power; see Note 2.

(b)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(c)	Nine month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments. For more information on the rate case proceedings, see Note 11.
(d)	Nine month 2010 amount includes a $430.0 million non-cash investment impairment charge; see Note 2.
(e)	2010 amounts include a $200.0 million increase in expense associated with the Going Private transaction litigation settlement; see Note 11.
(f)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(g)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Kinder Morgan, Inc. Form 10-Q

9.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

KMP has a long-term note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The note provides for semiannual payments of principal and interest on June 30 and December 31 each year, with a final principal payment due July 20, 2011. KMP received a principal repayment amount of $1.3 million in June 2010. The outstanding note receivable balance was $83.5 million and $84.8 million as of September 30, 2010 and December 31, 2009, respectively. Of this amount, $2.7 million and $2.6 million was included within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively, and the remaining outstanding balance was included within “Notes receivable” at each reporting date.

Express US Holdings LP

KMP has a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system. The debenture is denominated in Canadian dollars, due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year. As of September 30, 2010 and December 31, 2009, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $110.4 million and $108.1 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

Other Receivables and Payables

As of September 30, 2010 and December 31, 2009, our related party receivables (other than the note receivables discussed above) totaled $22.7 million and $19.9 million, respectively. The September 30, 2010 amount is included within “Accounts, notes and interest receivable, net” and primarily related to accounts and interest receivables due from Plantation Pipe Line Company, KinderHawk Field Services LLC, Kinder Morgan Midco LLC and the Express pipeline system. The December 31, 2009 amount consisted of (i) $16.8 million included within “Accounts, notes and interest receivable, net” and primarily related to receivables due from Kinder Morgan Midco LLC, the Express pipeline system and NGPL and (ii) $3.1 million of natural gas imbalance receivables, primarily due from NGPL and included within “Other current assets.”

As of September 30, 2010, our related party payables consisted of (i) $0.9 million included within “Accounts payable” and primarily related to payables due to RGZ, Inc. and (ii) $4.8 million of natural gas imbalance payables, included within “Accrued other current liabilities” and consisting primarily of payables due by KMP to NGPL. The December 31, 2009 related party payable amounts are included within “Accounts payable” on our accompanying consolidated balance sheet, and primarily consisted of amounts owed to RGZ, Inc.

NGPL PipeCo LLC Fixed Fee Revenue and Other Transactions

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (Agreement) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC. The Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, plus a $43.2 million annual general and administration fixed fee charge (Fixed Fee), for services provided under the Agreement. This Fixed Fee escalates at 3% each year until 2011 and is billed monthly. These Fixed Fees, included within the caption, “Product sales and other” in our accompanying consolidated statements of income, totaled $11.8 million and $35.4 million for the three and nine months ended September 30, 2010, respectively, and $11.5 million and $34.4 million for the three and nine months ended September 30, 2009, respectively.

Derivative Counterparties

As a result of our Going Private transaction, a number of individuals and entities became significant investors in us, and by virtue of the size of its ownership interest in us, one of those investors—Goldman Sachs Capital Partners and certain of its affiliates—remains a “related party” (as that term is defined in authoritative accounting literature) to us as of September 30, 2010. Goldman Sachs has also acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, and Goldman Sachs effectively owned 49% of the terminal

Kinder Morgan, Inc. Form 10-Q

assets KMP acquired from US Development Group LLC.

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

The hedging facility requires us to provide certain periodic information, but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have created both amounts receivable from and payable to Goldman Sachs affiliates.

The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” on our accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010	December 31, 2009
Derivatives - asset (liability)
Current assets: Fair value of derivative contracts	$-	$4.3
Assets: Fair value of derivative contracts	$17.2	$18.4
Current liabilities: Fair value of derivative contracts	$(131.3)	$(96.8)
Long-term liabilities and deferred credits: Fair value of derivative contracts	$(76.9)	$(190.8)

For more information on our risk management activities see Note 6.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Income tax expense (benefit)	$20.6	$99.6	$(29.1)	$247.2
Effective tax rate	28.1%	30.3%	(27.9)%	29.8%

The effective tax rate is lower than the statutory federal rate of 35% for the three months ended September 30, 2010 primarily due to the net effect of consolidating KMP’s income tax provision (KMP is a master limited partnership with limited taxable operations) and a dividend received deduction from our 20% ownership interest in NGPL PipeCo LLC.  These decreases are partially offset by (i) state income taxes and (ii) adjustments to our non-cash income tax reserve (ASC 740-10) for uncertain tax positions. The effective tax rate is lower than the statutory federal rate of 35% for the nine months ended September 30, 2010 primarily due to (i) the net effect of consolidating KMP’s income tax provision, (ii) a dividends-received deduction from our 20% ownership interest in NGPL PipeCo LLC and (iii) a one-time adjustment to the deferred tax liability related to our investment in NGPL PipeCo LLC. These decreases are partially offset by (i) state income taxes and (ii) adjustments to our non-cash income tax reserve (ASC 740-10) for uncertain tax positions.

During the three months ended September 30, 2009, our effective tax rate was lower than the statutory federal tax rate due to the net effect of consolidating KMP’s income tax provision and a dividends-received deduction from our 20% ownership interest in NGPL PipeCo LLC. The above decreases to income tax expense were partially offset by state income taxes and adjustments to true-up our book tax provision to the federal tax returns filed.  For the nine months ended September 30, 2009, our effective tax rate was lower than the statutory federal income tax rate of 35% for the two items described above and adjustments to our non-cash income tax reserve (ASC 740-10) for uncertain tax positions. This decrease to income tax expense was partially offset by additional tax expense resulting from non-cash deferred tax liability adjustments in the Kinder Morgan Canada–KMP segment and state income taxes.

Kinder Morgan, Inc. Form 10-Q

11. Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the nine months ended September 30, 2010. Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2009 Form 10-K. This note also contains a description of any material legal proceedings that were initiated against us during the nine months ended September 30, 2010, and a description of any material events occurring subsequent to September 30, 2010 but before the filing of this report.

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

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and Calnev are subject to numerous ongoing proceedings at the FERC, including the shippers’ complaints and protests regarding interstate rates on the pipeline systems listed below. These complaints and protests have been filed over numerous years beginning in 1992 through and including 2009. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable. If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

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

As a result of FERC’s approval in May 2010 of a settlement agreement with eleven of twelve shippers, a wide range of rate challenges dating back to 1992 were resolved (Historical Cases Settlement).  The Historical Cases Settlement resulted in a $158.0 million charge to earnings in the first quarter of 2010. From a cash perspective, a portion of KMP’s partnership distributions for the second quarter of 2010 was a distribution of cash from an interim capital transaction (ICT Distribution), rather than a distribution of cash from operations.  As a result, our second quarter distribution from KMP (which was paid in the third quarter) was reduced by $170.0 million and our second quarter

Kinder Morgan, Inc. Form 10-Q

2010 pre-tax earnings were reduced by $168.3 million.  As provided in the partnership agreement, we received no incentive distribution on ICT Distributions; therefore, there was no practical impact to KMP’s limited partners from this ICT Distribution because (i) the expected cash distribution to the limited partners did not change, (ii) fewer dollars in the aggregate were distributed, because there was no incentive distribution paid to us related to the portion of the quarterly distribution that was an ICT Distribution and (iii) we, in this instance, have agreed to waive any resetting of the incentive distribution target levels, as would otherwise occur according to KMP’s partnership agreement.

KMP’s second quarter ICT Distribution is expected to allow it to resolve the remaining FERC rate cases (discussed above) and CPUC rate cases (discussed below) without impacting future distributions. Due to our support, KMP still expects to distribute $4.40 in distributions per unit to its limited partners for 2010. Furthermore, KMP’s declared cash distribution for the third quarter of 2010 of $1.11 per unit (which it will pay in November 2010) contains no ICT Distribution, but instead consists entirely of distributions of cash from operations.

The Historical Cases Settlement resolves all but two of the cases outstanding between SFPP and the eleven shippers.  SFPP does not expect any material adverse impacts from the remaining two unsettled cases with the eleven shippers.  Chevron is the only shipper who is not a party to the Historical Cases Settlement, and the following dockets remain pending only as to Chevron:

▪	FERC Docket Nos. OR92-8, et al. (West and East Line Rates)—Chevron protests of compliance filings pending with FERC and appeals pending at the D.C. Circuit;

▪	FERC Docket Nos. OR96-2, et al. (All SFPP Rates)—Chevron (as a successor-in-interest to Texaco) protests of compliance filings pending with FERC;

▪	FERC Docket No. OR02-4 (All SFPP Rates)—Chevron appeal of complaint dismissal pending at the D.C. Circuit;

▪	FERC Docket No. OR03-5 (West, East, North, and Oregon Line Rates)—Chevron exceptions to initial decision pending at FERC;

▪	FERC Docket No. OR07-4 (All SFPP Rates)—Chevron complaint held in abeyance;

▪	FERC Docket No. OR09-8 (consolidated) (2008 Index Increases)—Hearing regarding Chevron complaint held in abeyance pending settlement discussions;

▪	FERC Docket No. IS98-1 (Sepulveda Line Rates)—Chevron protests to compliance filing pending at FERC;

▪	FERC Docket No. IS05-230 (North Line Rates)—Chevron exceptions to initial decision pending at FERC;

▪	FERC Docket No. IS07-116 (Sepulveda Line Rates)—Chevron protest subject to resolution of IS98-1 proceeding;

▪	FERC Docket No. IS08-137 (West and East Line Rates)—Chevron protest subject to resolution of the OR92-8/OR96-2 proceeding;

▪	FERC Docket No. IS08-302 (2008 Index Rate Increases)—Chevron protest subject to the resolution of proceedings regarding the West, North and Sepulveda Lines; and

▪	FERC Docket No. IS09-375 (2009 Index Rate Increases)—Chevron protest subject to resolution of proceedings regarding the North, West and Sepulveda Lines.

The following dockets are pending as to all protesting shippers:

▪	FERC Docket No. IS08-390 (West Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: Exceptions to initial decision pending at FERC; and

▪
FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero, Chevron, Western Refining, and Southwest Airlines—Status: Awaiting Initial Decision expected in January 2011.

Kinder Morgan, Inc. Form 10-Q

Calnev

▪
FERC Docket Nos. OR07-7, OR07-18, OR07-19 & OR07-22 (not consolidated) (Calnev Rates)—Complainants: Tesoro, Airlines, BP, Chevron, ConocoPhillips and Valero Marketing—Status:  Complaint amendments pending before FERC;

▪	FERC Docket No. IS09-377 (2009 Index Rate Increases)—Protestants: BP, Chevron, and Tesoro—Status: Requests for rehearing of FERC dismissal pending before FERC;

▪
FERC Docket Nos. OR09-11/OR09-14 (not consolidated) (2007 and 2008 Page 700 Audit Request)—Complainants: BP/Tesoro—Status:  BP petition for review at D.C. Circuit dismissed, mandate issued in June 2010;

▪	FERC Docket Nos. OR09-15/OR09-20 (not consolidated) (Calnev Rates)—Complainants: Tesoro/BP—Status: Complaints pending at FERC; and

▪	FERC Docket Nos. OR09-18/OR09-22 (not consolidated) (2009 Index Increases)—Complainants: Tesoro/BP—Status: BP petition for review at D.C. Circuit dismissed, mandate issued.

Trailblazer Pipeline Company LLC

On July 7, 2010, KMP’s subsidiary Trailblazer Pipeline Company LLC (Trailblazer) refunded a total of approximately $0.7 million to natural gas shippers covering the period January 1, 2010 through May 31, 2010 as part of a settlement reached with shippers to eliminate the December 1, 2009 rate filing obligation contained in its Docket No. RP03-162 rate case settlement. As part of the agreement with shippers, Trailblazer commenced billing reduced tariff rates as of June 1, 2010 with an additional reduction in tariff rates to take effect January 1, 2011.

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

The proposed decision is advisory in nature and can be rejected, accepted or modified by the CPUC. SFPP filed comments on May 3, 2010 outlining the errors in law and fact within the proposed decision and on May 5, 2010, SFPP made oral arguments before the full CPUC. The matter remains pending before the CPUC, which is expected to address the subject matters before the end of the year. Further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken if warranted. KMP does not expect the final resolution of this matter to have an impact on the expected distributions to its limited partners for 2010, as discussed above.

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

Kinder Morgan, Inc. Form 10-Q

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

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey and Ptasynski take nothing on their claims and that the claims of Gray be dismissed with prejudice. The court entered final judgment in favor of the defendants on April 30, 2008. The plaintiffs appealed to the United States Fifth Circuit Court of Appeals. On June 16, 2010, the Fifth Circuit Court of Appeals affirmed the trial court’s summary judgment decision. Gerald Bailey subsequently filed a petition for writ of certiorari to the United States Supreme Court seeking further appellate review of the Fifth Circuit Court of Appeals’ decision.

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

On October 2, 2007, the plaintiffs initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. A second arbitration panel has convened and a final hearing on the parties’ claims and defenses is expected to occur in 2011.

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

The Notice of Noncompliance and Civil Penalty assessed a civil penalty of approximately $2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of 17 alleged violations) for Kinder Morgan CO2’s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for CO2 produced at McElmo Dome, during the period from June 2005 through October 2006. The MMS stated that civil penalties would continue to accrue at the same rate until the alleged violations are corrected.

On January 3, 2007, Kinder Morgan CO2 appealed the Notice of Noncompliance and Civil Penalty to the Office of Hearings and Appeals of the Department of the Interior. In February 2007, Kinder Morgan CO2 filed a motion seeking to stay the accrual of civil penalties during the appeal, which was denied.

In July 2008, the parties reached a settlement in principle of the Notice of Noncompliance and Civil Penalty, subject to final approval by the MMS and the Department of the Interior. On September 8, 2010, the United States Department of the Interior, Bureau of Ocean Energy Management, Regulation, and Enforcement (formerly known as

Kinder Morgan, Inc. Form 10-Q

the MMS) approved the settlement, which is now final.

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

In July 2008, the parties reached a settlement in principle of the March 2007 and August 2007 Orders to Report and Pay, subject to final approval by the MMS and the Department of the Interior. On September 8, 2010, the United States Department of the Interior, Bureau of Ocean Energy Management, Regulation, and Enforcement (formerly known as the MMS) approved the settlement, which is now final.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe

Kinder Morgan, Inc. Form 10-Q

Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude by the end of 2010.

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

JR Nicholls Tug Incident

On February 10, 2010, the JR Nicholls, a tugboat operated by one of KMP’s subsidiaries overturned and sank in the Houston Ship Channel.  Five employees were on board and four were rescued, treated and released from a local hospital.  The fifth employee died in the incident.  The U.S. Coast Guard shut down a section of the ship channel for approximately 60 hours.  Approximately 2,200 gallons of diesel fuel was released from the tugboat.  Emergency response crews deployed booms and contained the product, which is substantially cleaned up.  Salvage operations were commenced and the tugboat has been recovered.  A full investigation of the incident is underway. On September 15, 2010, KMP’s subsidiary, Kinder Morgan Ship Channel Services, LLC, as owner of the JR Nicholls, agreed to pay a civil penalty of $7,500 for the unintentional discharge of diesel fuel, which occurred when the vessel sank.

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

Kinder Morgan, Inc. Form 10-Q

a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties.

Pasadena Terminal Fire

On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas liquids terminal facility. On January 8, 2010, a civil lawsuit was filed on behalf of the People of Texas and the TCEQ for alleged violations of the Texas Clean Air Act. The lawsuit was filed in the 53rd Judicial District Court, Travis County, Texas and is entitled State of Texas v. Kinder Morgan Liquids Terminals, case no. D1GV10000017. Specifically, the TCEQ alleges that KMP’s subsidiary, Kinder Morgan Liquids Terminals LLC, had an unauthorized emission event relating to the pit 3 fire at the Pasadena terminal in September 2008. KMP has reached an agreement with the TCEQ to settle this matter for $40,000.  We expect that the settlement will be finalized prior to December 31, 2010.

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

Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within KMP’s Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, KMP initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the British Columbia Ministry of Environment, the National Energy Board (Canada), and the National Transportation Safety Board (Canada). Cleanup and environmental remediation is complete and KMP has received a British Columbia Ministry of Environment Certificate of Compliance confirming complete remediation.

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

Rockies Express Pipeline LLC Indiana Construction Incident

In April 2009, Randy Gardner, an employee of Sheehan Pipeline Construction Company (a third-party contractor to Rockies Express and referred to in this note as Sheehan Construction) was fatally injured during construction activities being conducted under the supervision and control of Sheehan Construction. The cause of the incident was investigated by Indiana OSHA, which issued a citation to Sheehan Construction. Rockies Express was not cited in connection with the incident.

Kinder Morgan, Inc. Form 10-Q

In August 2010, the estate of Mr. Gardner filed a wrongful death action against Rockies Express and several other parties in the Superior Court of Marion County, Indiana, at case number 49D111008CT036870. The plaintiff alleges that the defendants were negligent in allegedly failing to provide a safe worksite, and seeks unspecified compensatory damages. Rockies Express denies that it was in any way negligent or otherwise responsible for this incident, and intends to assert contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers.

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

On September 8, 2010, we entered into a $200 million settlement agreement to resolve the consolidated class action cases currently pending before the Kansas trial court. The settlement has been preliminarily approved by the Kansas trial court and a hearing on final approval will be held on November 12, 2010. For the three and nine months ended September 30, 2010, we recognized a $200 million, pre-tax charge in the caption “General and administrative expense” in our accompanying consolidated statement of income and an increase to the caption “Accrued other current liabilities” in our accompanying consolidated balance sheet.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners. As of September 30, 2010 and December 31, 2009, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $357.9 million and $220.9 million, respectively. The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products

Kinder Morgan, Inc. Form 10-Q

pipeline transportation rates, and our settlement on the litigation relating to the Going Private transaction discussed preceding, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. The overall change in the reserve from year-end 2009 includes both a $158.0 million increase in expense in the first quarter of 2010 associated with various rate case liability adjustments that increased our overall rate case liability, and a $206.3 million payment in the second quarter of 2010 that reduced the liability, plus a $200 million increase in general and administrative expense in the third quarter of 2010 associated with the Going Private transaction litigation settlement. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC; California Superior Court, County of Los Angeles, Case No. NC041463.

KMP’s subsidiary, Kinder Morgan Liquids Terminals LLC, is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed beginning in 2009 and remains stayed through the end of 2010. The judge has set a hearing for December 10, 2010 to rule on the stay. During the stay, the parties deemed responsible by the local regulatory agency have worked with that agency concerning the scope of the required cleanup. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including Kinder Morgan Liquids Terminals, LLC, have appealed those cleanup goals to the state agency.

Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that the plaintiff’s past damages exceed $2 million. No trial date has yet been set.

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and ST Services, Inc.

On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, later owned by Support Terminals. The terminal was owned by Pacific Atlantic Terminals, LLC, and is now owned by Plains Products (Plains), and it too is a party to the lawsuit.

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

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil Corporation and KMP’s subsidiary Kinder Morgan Liquids Terminals LLC, formerly known as GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. Both ExxonMobil and Kinder Morgan Liquids Terminals, LLC filed third party complaints against Support Terminals/Plains seeking to bring Support Terminals/Plains into the case. Support Terminals/Plains filed motions to dismiss the third party complaints, which were denied. Support Terminals/Plains is now joined in the case and it filed an Answer denying all claims. The court has consolidated the two cases.

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

Kinder Morgan, Inc. Form 10-Q

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of September 30, 2010, we have accrued an environmental reserve of $82.9 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. In addition, as of September 30, 2010, we have recorded a receivable of $8.6 million for expected cost recoveries that have been deemed probable. As of December 31, 2009, our environmental reserve totaled $86.3 million and our estimated receivable for environmental cost recoveries totaled $4.3 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Kinder Morgan, Inc. Form 10-Q

12.  Regulatory Matters

Below is a brief description of our ongoing regulatory matters, including any material developments that occurred during the nine months ended September 30, 2010. This note also contains a description of any material regulatory matters initiated during the nine months ended September 30, 2010 in which we are involved. In this note, we refer to the Federal Energy Regulatory Commission as the FERC.

NGPL PipeCo LLC Section 5 Proceeding

On November 19, 2009, the FERC initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL PipeCo LLC’s subsidiary, Natural Gas Pipeline Company of America LLC, referred to as “NGPL LLC.”  NGPL LLC reached a settlement in principle with the FERC on April 22, 2010.  On June 11, 2010, NGPL LLC filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010.  The order approving the settlement has become final and nonappealable. The settlement resolved all issues in the proceeding. The settlement provides that NGPL LLC will reduce its fuel and gas lost and unaccounted for, or “GL&U” retention factors as of July 1, 2010.  The settlement further provides a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers. Also, see Note 2, “Investments, Acquisitions, Joint Ventures and Divestitures—NGPL PipeCo LLC Investment Impairment Charge.”

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

By FERC order issued July 16, 2009, Rockies Express Pipeline LLC was granted authorization to construct and operate this project, and it commenced construction on August 4, 2009. The expansion is fully contracted. The additional compression at the Big Hole compressor station was made available as of December 9, 2009 and the additional compression at the Arlington compressor station was made available as of October 5, 2010. The total FERC authorized cost for the proposed project was approximately $78 million; however, Rockies Express Pipeline LLC is currently projecting that the final actual cost will be approximately $25 million less.

Kinder Morgan Interstate Gas Transmission Pipeline (KMIGT) – Huntsman 2009 Expansion Project

KMIGT has filed an application with the FERC for authorization to construct and operate certain storage facilities necessary to increase the storage capability of the existing Huntsman Storage Facility, located near Sidney, Nebraska. KMIGT also requested approval of new incremental rates for the project facilities under its currently effective Cheyenne Market Center Service Rate Schedule CMC-2. By FERC order issued September 30, 2009, KMIGT was granted authorization to construct and operate the project, and construction of the project commenced on October 12, 2009. KMIGT received FERC approval to commence service on the expanded storage project effective February 1, 2010. KMIGT commenced placing all remaining facilities into service on August 13, 2010.

Kinder Morgan Interstate Gas Transmission Pipeline – Franklin to Hastings Expansion Project

KMIGT has filed a prior notice request to expand and replace certain mainline pipeline facilities to create up to 10,000 dekatherms per day of firm transportation capacity to serve an ethanol plant located near Aurora, Nebraska.  The estimated cost of the proposed facilities is $18.9 million. On September 24, 2010 Seminole Energy Services, LLC filed a protest to the construction of this project, and the protest was subsequently denied by the FERC in an order issued October 15, 2010.  KMIGT is proceeding with the construction of this project which is expected to be completed in December 2010.

Kinder Morgan, Inc. Form 10-Q

Fayetteville Express Pipeline LLC – Docket No.CP09-433-000

Construction is nearly completed on our previously announced Fayetteville Express Pipeline project. The Fayetteville Express Pipeline is owned by Fayetteville Express Pipeline LLC, a 50/50 joint venture between us and Energy Transfer Partners, L.P. The Fayetteville Express Pipeline is a 187-mile, 42-inch diameter natural gas pipeline that begins in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnection with Trunkline Gas Company’s pipeline in Panola County, Mississippi. The pipeline will have an initial capacity of two billion cubic feet per day, and has currently secured binding commitments for at least ten years totaling 1.85 billion cubic feet per day of capacity.

On December 17, 2009, the FERC approved the pipeline’s certificate application authorizing pipeline construction, and initial construction on the project began in January 2010. The pipeline began interim service on October 12, 2010, and is expected to be fully operational by December 1, 2010. KMP estimates the total costs of this pipeline project will be slightly above $1.0 billion (versus the original budget of $1.3 billion and consistent with KMP’s October 20, 2010 third quarter earnings press release).

13. Recent Accounting Pronouncements

Accounting Standards Updates

In December 2009, the Financial Accounting Standards Board (FASB) issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-16 amended the Codification’s “Transfers and Servicing” Topic to include the provisions included within the FASB’s previous Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” issued June 12, 2009. ASU No. 2009-17 amended the Codification’s “Consolidations” Topic to include the provisions included within the FASB’s previous SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” also issued June 12, 2009. These two Updates change the way entities must account for securitizations and special-purpose entities. ASU No. 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.

For us, both ASUs were effective January 1, 2010; however, the adoption of these ASUs did not have a material impact on our consolidated financial statements. The principal impact of ASU No. 2009-17 is that, effective January 1, 2010 we no longer consolidate Triton Power Company LLC in our consolidated financial statements. There is no impact to “Net Income Attributable to Kinder Morgan, Inc.” relating to the exclusion of Triton Power Company LLC, however, we have shown the excluded Triton Power Company LLC’s $17.5 million cash and cash equivalent balance at December 31, 2009 as a “Deconsolidation of variable interest entity due to the implementation of ASU 2009-17” in our accompanying consolidated statement of cash flows for the nine months ended September 30, 2010. In addition, as a result of the implementation of ASU 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, in our consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts.

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

Kinder Morgan, Inc. Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our 2009 Form 10-K.

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future. Many of our operations are regulated by various U.S. and Canadian regulatory bodies and a portion of our business portfolio (including our Kinder Morgan Canada–KMP business segment, the Canadian portion of our Cochin Pipeline, and certain bulk and liquids terminal facilities located in Canada) uses the local Canadian dollar as the functional currency for its Canadian operations and enters into certain foreign currency-based transactions, both of which affect segment results due to the inherent variability in Canadian dollar exchange rates. To help understand our reported operating results, all of the following references to “currency impacts,” “changes due to currency,” or similar terms in this Management Discussion represent our estimates of the changes in financial results, in U.S. dollars, resulting from fluctuations in the relative value of the Canadian dollar to the U.S. dollar. The references are made to facilitate period-to-period comparisons of business performance and may not be comparable to similarly titled measures used by other registrants.

The profitability of our products pipeline transportation business is generally driven by the volume of petroleum products that we transport and the prices we receive for our services. Transportation volume levels are primarily driven by the demand for the petroleum products being shipped or stored. Demand for petroleum products tends to track in large measure demographic and economic growth, and with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable. Because of that, we seek to own refined products pipelines located in, or that transport to, stable or growing markets and population centers. The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index.

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets tend to be received under contracts with terms that are fixed for various and extended periods of time. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity. Therefore, where we have long-term contracts we are not exposed to short-term changes in commodity supply or demand. However, as contracts expire, we do have exposure to the longer term trends in supply and demand for natural gas. Currently, the remaining average contract life of our natural gas transportation contracts is in excess of eight years.

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

Kinder Morgan, Inc. Form 10-Q

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

In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods. Principally through KMP, we believe that we have a history of making accretive acquisitions and economically advantageous expansions of existing businesses—since 1998, KMP has invested over $20 billion of capital for both strategic business acquisitions and expansions of existing assets. KMP’s capital investments have helped it to achieve compound annual growth rates in cash distributions to its limited partners of 4.5%, 8.8% and 7.9%, respectively, for the one-year, three-year and five-year periods ended December 31, 2009.

Thus, KMP’s ability to increase distributions to us and other investors will, to some extent, be a function of its successful completion of acquisitions and expansions. We believe KMP will continue to have opportunities for expansion of its facilities in many markets, and it has budgeted approximately $1.5 billion for its 2010 capital expansion program, including small acquisitions. Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control. Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

In addition, KMP’s ability to make accretive acquisitions or expand its assets is impacted by its ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions. As a master limited partnership, KMP distributes all of its available cash and it accesses capital markets to fund acquisitions and asset expansions. Historically, KMP has succeeded in raising necessary capital in order to fund its acquisitions and expansions, often doing so during periods of notably tight financial conditions. For example, in December 2008, KMP raised a combined $675 million in cash from public debt and equity offerings. Although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that KMP’s stable cash flows, its investment grade credit rating, and its historical record of successfully accessing both equity and debt funding sources should allow it to continue to execute its current investment, distribution and acquisition strategies, as well as refinance maturing debt when required. For a further discussion of our liquidity, including KMP’s public debt and equity offerings in 2010; please see “—Financial Condition” below.

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revisions become known.

Kinder Morgan, Inc. Form 10-Q

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

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2009 Form 10-K. There have not been any significant changes in these policies and estimates during the nine months ended September 30, 2010.

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

The impacts of the purchase method of accounting on segment earnings before depreciation, depletion and amortization (DD&A) relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2–KMP segment. The impact of this revaluation on the CO2–KMP segment is described in its segment discussion, which follows. The effects on DD&A expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to DD&A expense in periods subsequent to May 30, 2007. The purchase accounting effects on “Interest, net” result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Results of Operations

Consolidated

	Three Months Ended September 30,
	2010	2009	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$167.4	$167.9	$(0.5)	-%
Natural Gas Pipelines–KMP(c)	187.1	197.8	(10.7)	(5)%
CO2–KMP(d)	234.6	217.0	17.6	8%
Terminals–KMP(e)	159.2	155.0	4.2	3%
Kinder Morgan Canada–KMP	44.0	47.7	(3.7)	(8)%
NGPL PipeCo LLC	6.2	9.0	(2.8)	(31)%
Power	1.4	1.4	-	-%
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	799.9	795.8	4.1	1%

Depreciation, depletion and amortization expense	(261.7)	(255.5)	(6.2)	(2)%
Amortization of excess cost of equity investments	(1.4)	(1.4)	-	-%
NGPL PipeCo LLC fixed fee revenue(f)	11.8	11.5	0.3	3%
General and administrative expense(g)	(308.2)	(92.2)	(216.0)	(234)%
Unallocable interest and other, net(h)	(173.7)	(135.8)	(37.9)	(28)%
Income from continuing operations before income taxes	66.7	322.4	(255.7)	(79)%
Unallocable income tax expense(a)	(13.9)	(92.9)	79.0	85%
Income from continuing operations	52.8	229.5	(176.7)	(77)%
Income from discontinued operations, net of tax	(0.2)	(0.1)	(0.1)	(100)%
Net income	52.6	229.4	(176.8)	(77)%
Net income attributable to noncontrolling interests	(42.0)	(106.6)	64.6	61%
Net income attributable to Kinder Morgan, Inc.	$10.6	$122.8	$(112.2)	(91)%

Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2010	2009	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(i)	$331.8	$468.0	$(136.2)	(29)%
Natural Gas Pipelines–KMP(j)	592.3	559.8	32.5	6%
CO2–KMP(k)	763.9	635.6	128.3	20%
Terminals–KMP(l)	474.5	430.3	44.2	10%
Kinder Morgan Canada–KMP(m)	132.9	113.9	19.0	17%
NGPL PipeCo LLC(n)	(405.0)	31.4	(436.4)	(1,390)%
Power	3.8	3.8	-	-%
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	1,894.2	2,242.8	(348.6)	(16)%

Depreciation, depletion and amortization expense	(813.7)	(777.1)	(36.6)	(5)%
Amortization of excess cost of equity investments	(4.3)	(4.3)	-	-%
NGPL PipeCo LLC fixed fee revenue(f)	35.4	34.4	1.0	3%
Other operating revenues	1.5	-	1.5	n/a
General and administrative expense(o)	(528.7)	(269.2)	(259.5)	(96)%
Unallocable interest and other, net(p)	(492.6)	(425.2)	(67.4)	(16)%
Income from continuing operations before income taxes	91.8	801.4	(709.6)	(89)%
Unallocable income tax benefit (expense)(a)	41.6	(218.4)	260.0	119%
Income from continuing operations	133.4	583.0	(449.6)	(77)%
Income (loss) from discontinued operations, net of tax	(0.4)	0.4	(0.8)	(200)%
Net income	133.0	583.4	(450.4)	(77)%
Net income attributable to noncontrolling interests	(237.3)	(215.5)	(21.8)	(10)%
Net income (loss) attributable to Kinder Morgan, Inc.(q)	$(104.3)	$367.9	$(472.2)	(128)%
____________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes. Segment earnings include KMP’s allocable income taxes expense of $6.7 million for both the three months ended September 30, 2010 and 2009, and $12.5 million and $28.8 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)
2010 amount includes a $2.5 million increase in expense from environmental liability adjustments, and a $1.9 million increase in property environmental expense related to the retirement of the Gaffey Street, California land.  2009 amount includes a $0.1 million increase in income from hurricane casualty gains.  2010 and 2009 amounts also include increases in income of $0.3 million and $1.1 million, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions. Also, 2010 amount includes $0.1 million decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
2010 amount includes a $1.6 million unrealized loss on derivative contracts used to hedge forecasted natural gas sales.  2009 amount includes a $3.7 million increase in income from hurricane casualty gains, and a $0.7 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas. Also, 2010 amount includes $ 0.2 million decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
2010 and 2009 amounts include unrealized losses of $7.9 million and $5.4 million, respectively, on derivative contracts used to hedge forecasted crude oil sales. Also, 2010 and 2009 amounts include increases in segment earnings resulting from valuation adjustments of $13.1 million and $23.8 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2010 amount includes a $5.0 million increase in expense from casualty insurance deductibles, and a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition.  2009 amount includes an $11.2 million increase in income from fire and hurricane casualty gains. Also, 2009 amount includes $0.2 million decrease in segment earnings, related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(f)	See Note 9 of our consolidated financial statements included elsewhere in this report.

Kinder Morgan, Inc. Form 10-Q

(g)
Includes unallocated litigation and environmental expenses. 2010 amount includes $200 million (pre-tax) Going Private transaction litigation settlement; see Note 11 of our consolidated financial statements included elsewhere in this report. 2010 and 2009 amounts include increases in expense of $1.1 million and $0.5 million, respectively, for certain asset and business acquisition costs that would have been capitalized under prior accounting standards.  2009 amount also includes a $0.9 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.

(h)	2010 and 2009 amounts include increases in imputed interest expense of $0.2 million and $0.4 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.
(i)
2010 amount includes a $158.0 million (pre-tax) increase in expense associated with rate case liability adjustments, and a $17.4 million decrease in income associated with combined property environmental expenses and the demolition of physical assets in preparation for the sale of the Gaffey Street, California land.  2009 amount includes a $0.1 million increase in income from hurricane casualty gains.  2010 and 2009 amounts also include (i) increases in expense of $2.5 million and $3.8 million, respectively, associated with environmental liability adjustments and (ii) increases in income of $0.4 million and $1.5 million, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.  Also 2010 and 2009 amounts include $7.3 million and $0.3 million, respectively, decrease in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(j)
2010 amount includes a $0.8 million unrealized loss on derivative contracts used to hedge forecasted natural gas sales, and a $0.4 million increase in income from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition.  2009 amount includes a $4.5 million decrease in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas, and a $3.7 million increase in income from hurricane casualty gains.  Also, 2010 and 2009 amounts include increases in segment earnings of $0.1 million and $0.2 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting. 2010 and 2009 amounts also include $ 0.7 million and $1.1 million, respectively, decreases in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(k)
2010 and 2009 amounts include a $5.4 million unrealized gain and a $5.4 million unrealized loss, respectively, on derivative contracts used to hedge forecasted crude oil sales.  Also, 2010 and 2009 amounts include increases in segment earnings resulting from valuation adjustments of $39.8 million and $72.3 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(l)
2010 amount includes (i) a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminals, (ii) a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition, (iii) a $5.0 million increase in expense from casualty insurance deductibles and (iv) a $0.6 million increase in expense related to storm and flood clean-up and repair activities.  2009 amount includes (i) an $11.2 million increase in income from fire and hurricane casualty gains, (ii) a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal and (iii) a $0.1 million increase in expense associated with environmental liability adjustments.  Also, 2010 and 2009 amounts include $0.7 million and $2.5 million, respectively, decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(m)
2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of Trans Mountain pipeline system’s previously established deferred tax liability and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system.

(n)	Includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million (pre-tax); see Note 2 of our consolidated financial statements included elsewhere in this report.
(o)
Includes unallocated litigation and environmental expenses. 2010 amount includes a $200 million (pre-tax) Going Private transaction litigation settlement; see Note 11 of our consolidated financial statements included elsewhere in this report. 2010 and 2009 amounts include (i) increases in expense of $3.5 million and $0.6 million, respectively, for certain asset and business acquisition costs and (ii) decreases in expense of $0.2 million and $2.4 million, respectively, related to capitalized overhead costs associated with the 2008 hurricane season.  2010 amount also includes a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures.

(p)	2010 and 2009 amounts include increases in imputed interest expense of $0.8 million and $1.2 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.
(q)
2010 amount includes a reduction of approximately $107 million (after-tax) in the income we recognized from our interest in the general partner due to a KMP interim capital transaction.  See Note 11 of our consolidated financial statements included elsewhere in this report.

Net income attributable to Kinder Morgan, Inc.’s stockholder totaled $10.6 million in the third quarter of 2010 as compared to $122.8 million in the third quarter of 2009. Our total revenues for the comparative periods were $2,088.2 million and $1,712.3 million, respectively. Net income attributable to Kinder Morgan, Inc. was negatively impacted by a $128 million (after-tax) Going Private transaction litigation settlement. For the first nine months of

Kinder Morgan, Inc. Form 10-Q

2010 the net loss attributable to Kinder Morgan, Inc.’s stockholder totaled $104.3 million as compared to net income attributable to Kinder Morgan, Inc.’s stockholder of $367.9 million in the first nine months of 2009. Our total revenues for the comparative periods were $6,236.7 million and $5,234.5 million, respectively. Net income attributable to Kinder Morgan, Inc.’s stockholder for the nine months ended September 30, 2010 was negatively impacted by (i) $128 million (after-tax) Going Private transaction litigation settlement discussed preceding, (ii) approximately $107 million (after-tax) from a reduction in the income we recognized from our interest in the general partner due to a KMP interim capital transaction and (iii) approximately $275 million (after-tax) from an investment impairment charge recorded in the first quarter of 2010.

Compared to the third quarter of 2009, total segment earnings before depreciation, depletion and amortization increased $4.1 million, (1%) in the third quarter of 2010.  The overall increase included a $39.2 million decrease in earnings from the effect of the certain items described in the footnotes to the tables above (combining to affect total segment EBDA by a $5.6 million decrease and a $33.6 million increase in the third quarters of 2010 and 2009, respectively).  The remaining $43.3 million (6%) increase in quarterly segment earnings before depreciation, depletion and amortization included higher earnings in 2010 from the CO2–KMP, Terminals–KMP and Products Pipelines–KMP business segments, partially offset with lower earnings from the Natural Gas Pipelines–KMP and Kinder Morgan Canada–KMP business segments.

For the comparable nine month periods, total segment earnings before depreciation, depletion and amortization decreased $348.6 million (16%) in 2010; however, the overall decrease included a decrease in earnings of $630.6 million from the combined effect of the certain items described in the footnotes to the tables above (combining to affect total segment EBDA by a $570.0 million decrease and a $60.6 million increase in the first nine months of 2010 and 2009, respectively).  The two primary items described in the footnotes to the table above contributing to the $570 million decrease in total segment earnings before depreciation, depletion and amortization for the first nine months of 2010 were (i) a $430 million (pre-tax) impairment of our investment in NGPL and (ii) a $158 million (pre-tax) expense associated with the Products Pipeline–KMP litigation. The remaining $282.0 million (13%) increase in total segment earnings before depreciation, depletion and amortization in the first nine months of 2010 versus the first nine months of 2009 resulted from better performance from all five of the KMP’s reportable business segments, mainly due to increases attributable to the CO2–KMP, Terminals–KMP and Products Pipelines–KMP business segments.

Products Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues	$227.7	$216.7	$661.5	$611.6
Operating expenses(a)	(67.8)	(56.8)	(341.7)	(165.8)
Other income (expense)(b)	(0.2)	0.1	(11.3)	(0.2)
Earnings from equity investments	4.9	4.2	15.5	12.8
Interest income and Other, net-income(c)	2.1	3.5	6.0	9.8
Income tax benefit (expense)	0.7	0.2	1.8	(0.2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$167.4	$167.9	$331.8	$468.0

Gasoline (MMBbl)(d)	102.2	101.4	299.4	301.2
Diesel fuel (MMBbl)	38.4	35.9	109.5	107.9
Jet fuel (MMBbl)	27.1	28.8	78.1	83.7
Total refined product volumes (MMBbl)	167.7	166.1	487.0	492.8
Natural gas liquids (MMBbl)	6.7	6.2	18.3	18.4
Total delivery volumes (MMBbl)(e)	174.4	172.3	505.3	511.2
Ethanol (MMBbl)(f)	7.6	6.1	22.4	16.7
____________
(a)
Three and nine month 2010 amounts include increases in expense of $2.5 million from environmental liability adjustments, and increases in expense of $1.9 million and $13.5 million, respectively, associated with environmental clean-up expenses and the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land. Nine month 2010 amount also includes a $158.0 million increase in expense associated with rate case liability adjustments. Nine month 2009 amount includes a $3.8 million increase in expense associated with environmental liability adjustments.

(b)
Nine month 2010 amount includes disposal losses of $3.9 million related to the retirement of KMP’s Gaffey Street, California land. Three and nine month 2009 amounts include $0.1 million gains from hurricane casualty indemnifications. Also three and nine month 2010, and nine month 2009 amounts include $0.1 million, $7.3 million and $0.3 million, respectively,

Kinder Morgan, Inc. Form 10-Q

of decreases in segment earnings related to property disposal losses, which have been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
Three and nine month 2010 amounts include increases in income of $0.3 million and $0.4 million, respectively, and three and nine month 2009 amounts include increases in income of $1.1 million and $1.5 million, respectively, all resulting from unrealized foreign currency gains and losses on long-term debt transactions.

(d)	Volumes include ethanol pipeline volumes.
(e)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.
(f)	Represents total ethanol volumes, including ethanol pipeline volumes.

For the three and nine months ended September 30, 2010, the certain items described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization expenses by $5.4 million and $182.3 million, respectively, when compared to the same periods of 2009. Following is information for each of the comparable three and nine month periods of 2010 and 2009, related to the segment’s (i) remaining $4.9 million (3%) and $46.1 million (10%) increases in earnings before depreciation, depletion and amortization and (ii) $11.0 million (5%) and $49.9 million (8%) increases in operating revenues:

Three months ended September 30, 2010 versus Three months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$8.4	12%	$12.4	12%
West Coast Terminals	2.7	16%	3.5	15%
Cochin Pipeline	1.3	15%	1.2	10%
Transmix operations	(6.0)	(39)%	(6.2)	(34)%
Central Florida Pipeline	(0.9)	(7)%	0.4	2%
Southeast Terminals	(0.8)	(5)%	(0.5)	(2)%
All others (including intrasegment eliminations)	0.2	1%	0.2	1%
Total Products Pipelines–KMP	$4.9	3%	$11.0	5%

Nine months ended September 30, 2010 versus Nine months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$31.5	16%	$38.0	13%
Southeast Terminals	11.4	29%	10.3	18%
West Coast Terminals	7.4	15%	7.3	11%
Central Florida Pipeline	3.2	8%	1.9	4%
Cochin Pipeline	(10.8)	(31)%	(6.7)	(17)%
Transmix operations	(1.6)	(6)%	(4.7)	(12)%
All others (including intrasegment eliminations)	5.0	7%	3.8	5%
Total Products Pipelines–KMP	$46.1	10%	$49.9	8%

The increases in the Products Pipelines–KMP business segment’s earnings before depreciation, depletion and amortization expenses in both the third quarter and first nine months of 2010, when compared to the same two periods a year ago, were driven by higher earnings from the Pacific operations. The earnings increases were largely revenue related, due to increases of $7.8 million (11%) and $25.8 million (12%), respectively, in mainline delivery revenues, and increases of $4.6 million (18%) and $12.2 million (16%), respectively, in fee-based terminal revenues. The increases in pipeline delivery revenues year-to-date were attributable to higher average tariff rates in 2010 (due in part to FERC-approved rate increases), military tender rate increases, and for the comparable three month periods, to an overall 1% increase in mainline delivery volumes. The increases in terminal revenues were mainly attributable to incremental ethanol handling services that were due in part to mandated increases in ethanol blending rates in California since the end of the third quarter of 2009.

Other period-to-period increases and decreases in segment earnings before depreciation, depletion and amortization in the comparable three and nine month periods of 2010 and 2009 included the following:

▪
increases of $2.7 million (16%) and $7.4 million (15%), respectively, from the West Coast terminal operations. The increases were driven by higher warehousing revenues and incremental customers at the combined Carson/Los Angeles Harbor terminal system, incremental biodiesel revenues from the liquids

Kinder Morgan, Inc. Form 10-Q

facilities located in Portland, Oregon, and incremental earnings contributions from the terminals’ Portland, Oregon Airport pipeline, which was acquired on July 31, 2009;

▪
an increase of $1.3 million (15%) and a decrease of $10.8 million (31%), respectively, from the Cochin pipeline system. The quarterly increase was chiefly due to a 5% increase in total pipeline throughput volumes in the third quarter of 2010 versus the same prior year quarter. For the comparable nine month periods, the decrease in earnings was primarily attributable to a 23% decline in system delivery volumes in 2010, due in part to the negative impacts from unfavorable tariff changes in 2010;

▪
decreases of $6.0 million (39%) and $1.6 million (6%), respectively, from the Transmix processing operations. The lower period-to-period earnings were mainly due to a combined $8.0 million increase in revenues recognized in August 2009. At that time, KMP recorded certain true-ups related to transmix settlement gains (including tank gains and incremental loss allowance gains);

▪
a decrease of $0.9 million (7%) and an increase of $3.2 million (8%), respectively, from the Central Florida Pipeline. Earnings remained essentially flat across both quarterly periods, but for the comparable nine months, earnings increased in 2010 due to both incremental product inventory gains and higher ethanol handling revenues; and

▪
a decrease of $0.8 million (5%) and an increase of $11.4 million (29%), respectively, from the Southeast terminal operations. Earnings were flat across both quarterly periods, but for the comparable nine months, earnings increased in 2010 due to both increased ethanol throughput and higher product inventory sales at higher prices.

For all segment assets combined, ethanol volumes handled increased 25% in the third quarter of 2010, and increased 34% in the first nine months of 2010, when compared to the same periods last year. Although the growing use of ethanol as part of the domestic fuel supply tends to reduce other refined products pipeline volumes, KMP believes the capital investments it has made for ethanol storage and blending infrastructure have enabled it to recover the decreases in revenues and cash flows resulting from lower pipeline transport volumes.

Natural Gas Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$1,147.6	$838.8	$3,414.0	$2,751.2
Operating expenses(b)	(1,001.8)	(696.1)	(2,938.0)	(2,325.7)
Other income (expense)(c)	(0.2)	3.7	(0.7)	2.6
Earnings from equity investments	42.0	48.7	115.9	104.7
Interest income and Other, net-income	0.6	3.8	2.9	31.1
Income tax expense	(1.1)	(1.1)	(1.8)	(4.1)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$187.1	$197.8	$592.3	$559.8

Natural gas transport volumes (Bcf)(d)	652.5	633.3	1,920.8	1,683.6
Natural gas sales volumes (Bcf)(e)	214.1	200.5	602.1	602.3
___________
(a)	Nine month 2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to the October 1, 2009 natural gas treating business acquisition.
(b)
Three and nine month 2010 amounts include unrealized losses of $1.6 million and $0.8 million, respectively, on derivative contracts used to hedge forecasted natural gas sales. Three and nine month 2009 amounts include decreases in income of $0.7 million and $4.5 million, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas. Beginning in the second quarter of 2008, the Casper and Douglas gas processing operations discontinued hedge accounting, and the last of the related derivative contracts expired in December 2009. Also, nine month 2010 and 2009 amounts include increases in segment earnings of $0.1 million and $0.2 million, respectively, resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
Three and nine month 2009 amounts include $3.7 million gains from hurricane casualty indemnifications. Also, three and nine month 2010 amounts include $0.2 million and $ 0.7 million, respectively, decreases in segment earnings related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of

Kinder Morgan, Inc. Form 10-Q

the purchase method of accounting. Nine month 2009 amount includes a $1.1 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC and Texas intrastate natural gas pipeline group pipeline volumes.

(e)	Represents Texas intrastate natural gas pipeline group volumes.

For the three and nine months ended September 30, 2010, the certain items described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization expense by $4.8 million and increased earnings before depreciation, depletion and amortization expense by $0.7 million, respectively, when compared to the same periods in 2009 and increased revenues in the first nine months of 2010 by $0.4 million, when compared to the first nine months of 2009. Following is information for each of the comparable three and nine month periods of 2010 and 2009, related to the segment’s (i) remaining $5.9 million (3%) decrease and $31.8 million (6%) increase in earnings before depreciation, depletion and amortization and (ii) $308.8 million (37%) and remaining $662.4 million (24%) increases in operating revenues:

Three months ended September 30, 2010 versus Three months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$10.9	n/a	$15.7	n/a
Kinder Morgan Louisiana Pipeline	5.7	62%	8.4	100%
KinderHawk Field Services(a)	5.1	n/a	-	-
Midcontinent Express Pipeline(a)	1.1	16%	-	-
Texas Intrastate Natural Gas Pipeline Group	(14.7)	(17)%	270.5	36%
Rockies Express Pipeline(a)	(14.3)	(41)%	-	-
Kinder Morgan Interstate Gas Transmission	(2.3)	(9)%	9.4	22%
All others (including intrasegment eliminations)	2.6	8%	4.8	10%
Total Natural Gas Pipelines - KMP	$(5.9)	(3)%	$308.8	37%

Nine months ended September 30, 2010 versus Nine months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$32.0	n/a	$46.1	n/a
Kinder Morgan Louisiana Pipeline	13.8	49%	42.4	501%
Midcontinent Express Pipeline(a)	13.2	172%	-	-
KinderHawk Field Services(a)	6.8	n/a	-	-
Texas Intrastate Natural Gas Pipeline Group	(20.8)	(8)%	544.7	22%
Rockies Express Pipeline(a)	(12.1)	(16)%	-	-
Kinder Morgan Interstate Gas Transmission	(9.2)	(10)%	3.6	3%
All others (including intrasegment eliminations)	8.1	8%	25.6	19%
Total Natural Gas Pipelines - KMP	$31.8	6%	$662.4	24%
___________
(a)
Equity investments. KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

Increases in the Natural Gas Pipelines - KMP segment’s earnings before depreciation, depletion and amortization expenses in the third quarter and first nine months of 2010 versus the same periods of 2009 were driven by incremental contributions from the Kinder Morgan Natural Gas Treating operations and the Kinder Morgan Louisiana natural gas pipeline system.

KMP’s Kinder Morgan Louisiana pipeline system began full transportation service on June 21, 2009, and it acquired the majority of the Kinder Morgan Natural Gas Treating operations from CrossTex Energy, Inc. on October 1, 2009, and it acquired the remaining portion from Gas-Chill, Inc. on September 1, 2010. Combined, these assets contributed incremental earnings before depreciation, depletion and amortization of $10.9 million, revenues of $15.7 million and operating expenses of $4.8 million in the third quarter of 2010, and incremental earnings before depreciation, depletion and amortization of $32.0 million, revenues of $46.1 million and operating expenses of $14.1 million in the first nine months of 2010.

Kinder Morgan, Inc. Form 10-Q

Other period-to-period increases and decreases in segment earnings before depreciation, depletion and amortization in the comparable three and nine month periods of 2010 and 2009 included the following:

▪
increases of $5.1 million and $6.8 million, respectively, due to incremental equity earnings from the 50%-owned KinderHawk Field Services LLC. KMP acquired its 50% ownership interest on May 21, 2010KinderHawk’s assets consist of more than 300 miles of pipeline currently in service, with projected throughput of approximately 800 million cubic feet per day of natural gas by the end of 2010.  Additionally, the system’s natural gas amine treating plants have a current capacity of approximately 2,135 gallons per minute.

KinderHawk has also received a dedication to transport and treat all of Petrohawk Energy Corporation’s operated Haynesville and Bossier shale gas production in northwest Louisiana for the life of the leases at agreed upon rates, as well as minimum volume commitments from Petrohawk for the first five years of the joint venture agreement.  It will also focus on providing transportation services to third-party producers;

▪
increases of $1.1 million (16%) and $13.2 million (172%), respectively, due to incremental equity earnings from the 50%-owned Midcontinent Express natural gas pipeline system. The incremental earnings from the investment in Midcontinent Express were driven by the commencement and/or expansion of natural gas transportation service since the end of the third quarter of 2009. The Midcontinent Express system initiated interim natural gas transportation service for its Zone 1 on April 10, 2009, achieved full Zone 1 service on May 21, 2009 and achieved full Zone 2 service on August 1, 2009. In addition, in June 2010, Midcontinent Express completed two natural gas compression projects that increased Zone 1 capacity from 1.5 to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 to 1.2 billion cubic feet per day. The incremental capacity is fully subscribed with ten-year binding shipper agreements;

▪
decreases of $14.7 million (17%) and $20.8 million (8%), respectively, from the Texas intrastate natural gas pipeline group. The overall decreases in earnings were driven by (i) decreases of $9.9 million and $13.0 million, respectively, from overall storage activities (primarily due to lower price spreads relative to 2009) and (ii) decreases of $2.5 million and $4.1 million, respectively, due to lower natural gas gains. For the comparable nine month periods, the overall decrease in earnings also included (i) a $6.0 million decrease in natural gas sales margins, largely attributable to higher costs of natural gas supplies relative to sales price; (ii) a $3.5 million decrease from lower interest income, due to a one-time natural gas loan to a single customer in 2009; and (iii) a $7.6 million increase in natural gas processing margins, due mainly to higher natural gas liquids prices relative to 2009;

▪
decreases of $14.3 million (41%) and $12.1 million (16%), respectively, from the 50%-owned Rockies Express pipeline system, primarily due to lower net income earned by Rockies Express Pipeline LLC in the third quarter of 2010.  The quarter-to-quarter decrease in Rockies Express’ 100% net income was mainly due to (i) a $14.2 million increase in interest expenses, due to the debt mix shifting to longer term maturities; (ii) a $14.1 million increase in depreciation and amortization expenses, due to a higher depreciable asset base; and (iii) a $26.6 million increase in property tax expenses, including an $11.7 million increase associated with a higher than expected assessment in the state of Ohio.

Partially offsetting the decreases in earnings described above were increases in earnings (primarily from incremental natural gas transportation revenues) in both the third quarter and first nine months of 2010 related to the completion and start-up of the Rockies Express-East pipeline segment, which began initial pipeline service on June 29, 2009 and began full operations on November 12, 2009. KMP’s operating results for the first nine months of 2010 also were negatively impacted, however, by a portion of the Rockies Express-East pipeline segment being shutdown due to a pipeline girth weld failure that occurred on November 14, 2009. Partial service was restored on January 27, 2010, and full service was restored on February 6, 2010. The shutdown cost KMP approximately $15 million in demand charge credits in the first quarter of 2010; and

▪
decreases of $2.3 million (9%) and $9.2 million (10%), respectively, from the Kinder Morgan Interstate Gas Transmission pipeline system—due largely to lower margins on operational sales of natural gas (due mainly to lower average natural gas prices in 2010), lower pipeline net fuel recoveries and lower earnings from short-term natural gas balancing services.

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three and nine month periods of 2010 and 2009 primarily relate to the natural gas purchase and sale activities of the Texas intrastate group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes

Kinder Morgan, Inc. Form 10-Q

for natural gas purchased and sold. The intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs. KMP’s intrastate group accounted for 88% of the segment’s total revenues and 94% of the segment’s total operating expenses in each of the third quarters of 2010 and 2009, respectively. For the comparable nine month periods of 2010 and 2009, the intrastate group accounted for 89% and 90%, respectively, of total revenues, and 95% and 96%, respectively, of total segment operating expenses.

CO2–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$309.1	$286.1	$972.2	$821.7
Operating expenses	(78.2)	(72.5)	(229.9)	(198.4)
Earnings from equity investments	4.7	5.5	17.7	16.4
Interest income and Other, net-income (expense)	-	(1.2)	1.9	(1.2)
Income tax benefit (expense)	(1.0)	(0.9)	2.0	(2.9)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$234.6	$217.0	$763.9	$635.6

Carbon dioxide delivery volumes (Bcf)(b)	175.6	178.3	558.2	579.7
SACROC oil production (gross)(MBbl/d)(c)	29.0	29.6	29.4	30.2
SACROC oil production (net)(MBbl/d)(d)	24.2	24.7	24.5	25.2
Yates oil production (gross)(MBbl/d)(c)	23.2	26.4	24.4	26.6
Yates oil production (net)(MBbl/d)(d)	10.3	11.7	10.8	11.8
Natural gas liquids sales volumes (net)(MBbl/d)(d)	10.0	9.5	9.9	9.3
Realized weighted average oil price per Bbl(e)(f)	$59.54	$51.42	$59.88	$48.27
Realized weighted average natural gas liquids price per Bbl(f)(g)	$46.73	$40.28	$50.06	$34.31
___________
(a)
Three and nine month 2010 amounts include unrealized losses (from decreases in revenues) of $7.9 million and unrealized gains (from increases in revenues) of $5.4 million, respectively, on derivative contracts used to hedge forecasted crude oil sales. Three and nine month 2009 amounts include unrealized losses (from decreases in revenues) of $5.4 million on derivative contracts used to hedge forecasted crude oil sales. Also, amounts include increases in segment earnings resulting from valuation adjustments of $13.1 million and $23.8 million, respectively, for the three months ended September 30, 2010 and 2009, and $39.8 million and $72.3 million, respectively, for the nine months ended September 30, 2010 and 2009, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

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

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. We refer to the segment’s two primary businesses as its “Oil and Gas Producing Activities” and “Sales and Transportation Activities.”

For the three and nine months ended September 30, 2010, the unrealized gains and losses on derivative contracts used to hedge forecasted crude oil sales described in footnote (a) to the table above decreased both earnings before depreciation, depletion and amortization expenses and revenues by $13.2 million and $21.7 million, respectively, when compared to the same periods of 2009. For each of the segment’s two primary businesses, following is information for each of the comparable three and nine month periods of 2010 and 2009, related to the segment’s (i) remaining $30.8 million (16%) and $150.0 million (26%) increases in earnings before depreciation, depletion and amortization; and (ii) remaining $36.2 million (14%) and $172.2 million (23%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended September 30, 2010 versus Three months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$19.7	13%	$26.5	12%
Sales and Transportation Activities	11.1	22%	12.0	20%
Intrasegment eliminations	-	-	(2.3)	(22)%
Total CO2–KMP	$30.8	16%	$36.2	14%

Nine months ended September 30, 2010 versus Nine months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$115.0	28%	$145.9	24%
Sales and Transportation Activities	35.0	22%	31.6	17%
Intrasegment eliminations	-	-	(5.3)	(16)%
Total CO2 - KMP	$150.0	26%	$172.2	23%

The segment’s overall period-to-period increases in earnings before depreciation, depletion and amortization expenses were primarily due to higher earnings from its oil and gas producing activities, which include the operations associated with KMP’s ownership interests in oil-producing fields and natural gas processing plants. The increases in earnings from oil and gas producing activities in the three and nine month periods ended September 30, 2010 compared to the three and nine month periods ended September 30, 2009 were mainly due to the following:

▪
increases of $24.6 million (12%) and $138.4 million (24%), respectively, in combined crude oil and natural gas plant products sales revenues, due largely to increases of 16% and 24%, respectively, in the realized weighted average price per barrel of crude oil, and increases of 16% and 46%, respectively, in the realized weighted average price per barrel of natural gas liquids. KMP also benefitted from increases in natural gas liquids sales volumes of 5% in the third quarter of 2010 and 6% in the first nine months of 2010, when compared to the same periods a year ago. Overall operating revenues were somewhat offset by a decrease in crude oil sales volumes of 5% in both the third quarter and first nine months of 2010;

▪
increases of $1.9 million (24%) and $7.5 million (38%), respectively, in other revenues, driven by higher net profits interest revenues in 2010 from KMP’s 28% net profits interest in the Snyder, Texas natural gas processing plant, due to higher natural gas liquid production; and

▪
decreases of $6.8 million (9%) and $32.8 million (17%), respectively, due to higher operating expenses driven by (i) increases in tax expenses, other than income tax expenses, resulting primarily from reductions in severance tax expense in the first nine months of 2009 related to prior year overpayments and (ii) for the comparable nine month periods, higher operating and maintenance expenses resulting from increased natural gas processing volumes in 2010.

The overall period-to-period increases in earnings from the segment’s sales and transportation activities were mainly due to increases of $10.6 million (26%) and $31.4 million (25%), respectively, in carbon dioxide sales revenues. The period-to-period increases in sales revenues were primarily price related, and for the comparable nine month periods, partly volume related. The segment’s average price received for all carbon dioxide sales in the third quarter and first nine months of 2010 increased 27% and 25%, respectively, reflecting continuing strong demand for carbon dioxide’s oil recovery use in mature oil fields. Overall carbon dioxide sales volumes were essentially flat across both quarterly periods, but increased 1% in the first nine months of 2010 versus the same prior year period.

Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues	$321.5	$283.0	$946.1	$814.9
Operating expenses(a)	(163.7)	(137.6)	(480.3)	(395.1)
Other income (expense)(b)	(0.1)	10.5	9.7	11.8
Earnings from equity investments	0.7	0.2	1.3	0.3
Interest income and Other, net-income	2.8	1.3	3.2	2.4
Income tax expense(c)	(2.0)	(2.4)	(5.5)	(4.0)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$159.2	$155.0	$474.5	$430.3

Bulk transload tonnage (MMtons)(d)	24.4	22.8	71.0	61.8
Ethanol (MMBbl)	14.1	8.1	44.1	24.7
Liquids leaseable capacity (MMBbl)	58.2	55.6	58.2	55.6
Liquids utilization %	96.2%	96.7%	96.2%	96.7%
____________
(a)
Three and nine month 2010 amounts include a $5.0 million increase in expense from casualty insurance deductibles and a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition. Nine month 2010 amount also includes a $0.6 million increase in expense related to storm and flood clean-up and repair activities. Nine month 2009 amounts include a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal, and a $0.1 million increase in expense associated with environmental liability adjustments.

(b)
Nine month 2010 amount includes a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal. Three and nine month 2009 amounts include gains of $11.3 million from hurricane and fire casualty indemnifications. Also, nine month 2010, and three and nine month 2009 amounts include $0.7 million, $0.2 million and $2.5 million, respectively, decreases in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Three and nine month 2009 amounts include a $0.1 million increase in expense related to hurricane casualty gains.
(d)	Volumes for acquired terminals are included for all periods.

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

In addition to the $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition described in footnote (a) to the table above, its acquired terminal operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $8.3 million, revenues of $15.7 million, operating expenses of $7.3 million, and equity earning losses of $0.1 million in the third quarter of 2010. For the first nine months of 2010, acquired assets contributed incremental earnings before depreciation, depletion and amortization of $23.1 million, revenues of $47.4 million, operating expenses of $24.2 million, and equity earning losses of $0.1 million.

All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months of ownership in 2010, and do not include increases or decreases during the same months KMP owned the assets in 2009. For more information on the terminal assets and operations KMP acquired in the first nine months of 2010, see Note 2 “Investments, Acquisitions, Joint Ventures, and Divestitures—Acquisitions” to our consolidated financial statements included elsewhere in this report.

For all other terminal operations (those owned during identical periods in both 2010 and 2009), the certain items described in the footnotes to the table accounted for decreases in earnings before depreciation, depletion and amortization of $16.0 million in the third quarter of 2010 and $8.7 million in the first nine months of 2010, when compared to the same two periods last year. Following is information for these terminal operations, for each of the comparable three and nine month periods and by terminal operating region, related to (i) the remaining $11.7 million (8%) and $29.6 million (7%) increases in earnings before depreciation, depletion and amortization and (ii) the $22.8

Kinder Morgan, Inc. Form 10-Q

million (8%) and $83.8 million (10%) increases in operating revenues:

Three months ended September 30, 2010 versus Three months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Coast	$8.1	22%	$7.7	16%
West	1.9	13%	4.3	18%
Texas Petcoke	1.4	8%	3.1	8%
Mid River	0.7	14%	3.6	22%
Ohio Valley	0.3	5%	2.0	13%
Southeast	0.3	3%	1.1	4%
Lower River (Louisiana)	0.1	-	3.4	15%
Midwest	(0.9)	(7)%	0.5	2%
All others (including intrasegment eliminations and unallocated income tax expenses)	(0.2)	-	(2.9)	(4)%
Total Terminals -KMP	$11.7	8%	$22.8	8%

Nine months ended September 30, 2010 versus Nine months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
West	$12.4	36%	$26.0	43%
Gulf Coast	12.0	11%	14.1	10%
Mid River	6.4	50%	19.2	47%
Southeast	4.8	15%	9.7	14%
Ohio Valley	3.3	26%	8.5	20%
Lower River (Louisiana)	(2.9)	(8)%	6.5	9%
Midwest	(2.1)	(6)%	1.9	3%
Texas Petcoke	(2.0)	(4)%	2.8	3%
All others (including intrasegment eliminations and unallocated income tax expenses)	(2.3)	(2)%	(4.9)	(2)%
Total Terminals - KMP	$29.6	7%	$83.8	10%

The earnings increases from the Gulf Coast terminals were driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates), and to the completion of various terminal expansion projects that increased liquids tank capacity since the end of the third quarter of 2009.  For all liquids terminals combined, both KMP’s terminal acquisitions and its terminal expansion projects completed since the end of the third quarter last year increased the liquids terminals’ leasable capacity by 2.6 million barrels (4.7%).

The increases in earnings from the West region terminals were driven by higher period-to-period earnings from the Canadian and Washington State terminals due to increased agricultural product volumes, favorable currency impacts from a strengthening of the Canadian dollar since the end of the third quarter last year, and higher rate tonnage in both the third quarter and first nine months of 2010.

Compared to the same periods last year, earnings from the Texas Petcoke operations increased in the third quarter of 2010, due primarily to higher revenues from incremental stevedoring and railcar services, and decreased in the first nine months of 2010, due primarily to both lower average rates per ton of petroleum coke moved and lower margins from the sulfur handling operations (total petroleum coke volumes were flat across both nine month periods).  The lower rates resulted largely from a decline in Producer Price Index escalators in certain key customer contracts.

Earnings from the Mid-River, Ohio Valley, and Southeast terminals, which are located in the Central and Southeast regions of the U.S., increased across both three and nine month periods in 2010, due largely to increased steel volumes from rebounding steel consumption consistent with the ongoing economic recovery.  For the Terminals segment combined, bulk traffic tonnage increased by 1.6 million tons (7%) in the third quarter of 2010 and by 9.2 million tons (15%) in the first nine months of 2010, when compared with the same prior year periods.

For the first nine months of 2010, earnings from both the Lower River (Louisiana) and Midwest terminal operations decreased versus the same period of 2009.  The decrease in earnings from the Lower River terminals was primarily due to a property casualty gain recognized in the second quarter of 2009 on a vessel dock that was

Kinder Morgan, Inc. Form 10-Q

damaged in 2008.  The decrease in earnings from the Midwest terminals was largely due to a 14% drop in coal transfer volumes at the Cora, Illinois terminal.

Kinder Morgan Canada–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except operating statistics)
Revenues	$67.5	$60.1	$197.9	$166.1
Operating expenses	(23.6)	(19.1)	(66.8)	(52.4)
Losses from equity investments	(1.3)	(1.1)	(1.5)	(1.4)
Interest income and Other, net-income	4.7	10.3	12.3	19.2
Income tax expense(a)	(3.3)	(2.5)	(9.0)	(17.6)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$44.0	$47.7	$132.9	$113.9

Transport volumes (MMBbl)(b)	27.2	28.1	79.3	75.0
__________
(a)
Nine month 2009 amount includes both a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability, and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system.

(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and a one-third equity ownership interest in the Express pipeline system. As described in footnote (a) to the table above, the segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the nine months ended September 30, 2010, compared to the same period of 2009, included an increase of $11.2 million related to certain non-cash regulatory adjustments to income tax expense recorded in the first nine months of 2009.

Following is information, for each of the comparable three and nine month periods of 2010 and 2009, related to the segment’s (i) $3.7 million (8%) decrease and remaining $7.8 million (6%) increase in earnings before depreciation, depletion and amortization, respectively and (ii) $7.4 million (12%) and $31.8 million (19%) increases in operating revenues:

Three months ended September 30, 2010 versus Three months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(2.7)	(6)%	$7.0	12%
Jet Fuel Pipeline	(0.6)	(34)%	0.4	43%
Express Pipeline	(0.4)	(18)%	-	-
Total Kinder Morgan Canada–KMP	$(3.7)	(8)%	$7.4	12%

Nine months ended September 30, 2010 versus Nine months ended September 30, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$7.4	6%	$30.0	18%
Express Pipeline	0.9	12%	-	-
Jet Fuel Pipeline	(0.5)	(15)%	1.8	70%
Total Kinder Morgan Canada–KMP	$7.8	6%	$31.8	19%

The decline in earnings before depreciation, depletion and amortization in the third quarter of 2010 compared to the third quarter last year reflects changes in the Canadian to U.S. dollar exchange rate.  While the Canadian dollar did strengthen during the third quarter of 2010, the impact was not as favorable as in the third quarter of 2009.  For the comparable nine month periods of 2010 and 2009, the segment’s increase in earnings in 2010 was driven by both favorable currency impacts from a strengthening of the Canadian dollar and increased volumes moving across the Trans Mountain marine dock in Port Metro Vancouver.

Kinder Morgan, Inc. Form 10-Q

NGPL PipeCo LLC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Earnings (loss) from equity investments(a)	$6.2	$9.0	$(405.0)	$31.4
____________
(a)	Nine months ended September 30, 2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 of our consolidated financial statements included elsewhere in this report.

The certain item we recorded in the first quarter of 2010 related to the NGPL PipeCo LLC business segment as described in footnote (a) to the table above decreased our earnings by $430.0 million for the nine months ended September 30, 2010.

Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level (which does not give effect to any investment impairment charge), which when multiplied by our 20% ownership interest, equals the remaining decrease of $2.8 million (31%) and $6.4 million (20%), respectively, in our equity earnings for the three and nine months ended September 30, 2010, when compared to the comparable periods in 2009.

For the three months ended September 30, 2010, NGPL PipeCo LLC’s net income decreased by $14.2 million (32%) from $44.9 million in the third quarter of 2009 to $30.7 million in the third quarter of 2010. Gross margin (total revenues less gas purchases and other costs of sales) decreased by $19.7 million, primarily due to (i) reduced rates and volumes on transportation and storage services, (ii) carrying value adjustments to natural gas storage inventories as a result of lower natural gas prices and (iii) a reduction in fuel collections resulting from the settlement of NGPL’s section 5 rate proceeding that became effective in the third quarter of 2010 (see Note 2 of our consolidated financial statements included elsewhere in this report). This decrease in gross margin was partially offset by a $9.7 million reduction in income tax expense principally due to a reduction in pre-tax income.

For the nine months ended September 30, 2010, NGPL PipeCo LLC’s net income before impairment charges decreased by $32.2 million (21%) from $157.0 million for the nine months ended September 30, 2009 to $124.8 million for the nine months ended September 30, 2010. Gross margin decreased by $58.3 million, primarily resulting from the same factors affecting the third quarter gross margin. A decrease in income taxes from lower pre-tax income partially offset the gross margin reduction. In addition, 2009 included an increase in tax expense associated with a deferred tax liability adjustment due to an effective tax rate increase.

Power

The Power segment revenues primarily consist of operating fees from our operation of Triton Power Company LLC’s 550-megawatt natural gas-fired electricity generation facility in Jackson, Michigan (Triton Power).

As discussed in Note 2 of our consolidated financial statements included elsewhere in this report, on October 22, 2010, we sold Triton Power for approximately $14.8 million in cash.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues(a)	$3.3	$16.3	$8.9	$35.3
Operating expenses and noncontrolling interests(a)	(1.9)	(14.9)	(5.1)	(31.5)
Segment earnings before DD&A	$1.4	$1.4	$3.8	$3.8
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

Power’s segment earnings before DD&A for the three and nine months ended September 30, 2010 are consistent with earnings in the same periods in 2009.

Kinder Morgan, Inc. Form 10-Q

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Kinder Morgan, Inc. general and administrative expense(a)(b)	$214.6	$8.5	$240.6	$30.4
Kinder Morgan Energy Partners general and administrative expense(c)	93.6	83.7	288.1	238.8
Consolidated general and administrative expense	$308.2	$92.2	$528.7	$269.2

Interest expense, net(d)	$168.9	$140.1	$475.9	$421.4
Other, net(e)	4.8	(4.3)	16.7	3.8
Unallocable interest expense and other, net	$173.7	$135.8	$492.6	$425.2

Net income attributable to noncontrolling interests	$42.0	$106.6	$237.3	$215.5
__________
(a)	2010 amounts include $200 million Going Private transaction litigation settlement; see Note 11 of our consolidated financial statements included elsewhere in this report.
(b)
For the nine months ended September 30, 2010 and 2009, our NGPL PipeCo LLC fixed fee revenue of $35.5 million and $34.4 million, respectively, has been recorded to the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily recorded to the “General and administrative” expense caption in our accompanying consolidated statements of income. Also, see Note 9 to our accompanying consolidated financial statements included elsewhere in this report.

(c)
Includes such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services.  Three and nine month 2010 amounts include increases in expense of $1.1 million and $3.5 million, respectively, for certain KMP asset and business acquisition costs.  Nine month 2010 amount also includes an increase in KMP legal expense of $1.6 million associated with certain items such as legal settlements and pipeline failures, and a decrease in expense of $0.2 million related to KMP capitalized overhead costs associated with the 2008 hurricane season.  Three and nine month 2009 amounts include (i) increases in expense of $0.5 million and $0.6 million, respectively, for certain KMP asset and business acquisition costs that were capitalized under prior accounting standards and (ii) decreases in expense of $0.9 million and $2.4 million, respectively, from KMP capitalized overhead costs associated with the 2008 hurricane season.

(d)
Three and nine month 2010 amounts include increases in imputed interest expense of $0.2 million and $0.8 million, respectively, and three and nine month 2009 amounts include increases in imputed interest expense of $0.4 million and $1.2 million, respectively, all related to KMP’s January 1, 2007 Cochin Pipeline acquisition.

(e)	“Other, net” primarily represents offset to interest income shown above and included in segment earnings.

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

For the three and nine months ended September 30, 2010, the certain items described in footnote (b) to the table above increased KMP’s general and administrative expenses by $1.5 million and $6.7 million, respectively, when compared with the same periods last year. The remaining $8.4 million (10%) quarter-to-quarter increases in KMP expenses included increases of $4.9 million from higher employee benefit and payroll tax expenses and $2.0 million from higher unallocated legal expenses.  For the comparable nine month periods, the remaining $42.6 million (18%) period-to-period increase in expenses included increases of (i) $17.4 million from higher employee benefit and payroll tax expenses, (ii) $8.0 million from higher overall corporate insurance expenses, (iii) $4.7 million from lower capitalization of overhead expenses (other than benefits and payroll taxes) and (iv) $4.1 million from higher unallocated legal expenses.

The increases in KMP’s benefit and payroll tax expenses were mainly due to cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force.  The increases in KMP’s insurance expenses were primarily due to higher expense accruals in 2010, related to year-over-year increases in commercial property and liability insurance costs, and partly due to incremental premium taxes.  The drops in KMP’s capitalized expenses were due to lower capital spending in the first nine months of 2010, relative to the first nine months of 2009, and the increases in legal expenses were primarily due to higher outside legal services in 2010.

Kinder Morgan, Inc. Form 10-Q

For the three and nine months ended September 30, 2010, the certain items described in footnote (a) to the table above increased our general and administrative expenses by $200.0 million for 2010 when compared with the same periods last year.  The remaining $6.1 million (72%) quarter-to-quarter increase included a $4.2 million increase in Going Private litigation expense and a $1.5 million increase in other legal expense. For the comparable nine month periods, the remaining $10.2 million (34%) period-to-period increase included a $7.6 million increase in Going Private litigation expense and a $1.5 million increase in other legal expense.

We report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (c) to the table above, our unallocable interest expense increased $29.0 million (21%) in the third quarter of 2010 and $54.9 million (13%) in the first nine months of 2010, when compared to the same 2009 periods. The increases in interest expense were attributable to higher average KMP debt balances in 2010. Average KMP borrowings for the three and nine month periods ended September 30, 2010 increased 19% and 17%, respectively, when compared to the same periods a year ago, largely due to the capital expenditures, business acquisitions, and joint venture contributions KMP has made since the end of the third quarter of 2009.

The quarterly increase in interest expense in 2010 was mainly attributable to a higher KMP average debt balance and partly attributable to a slight (1.5%) increase in KMP’s weighted average interest rate, when compared to the third quarter of 2009.  For the comparable nine month periods, the overall increase in interest expense was partially offset by lower effective interest rates in 2010 versus 2009.  Due to a general drop in variable interest rates since the end of the third quarter of 2009, the weighted average interest rate on all of KMP’s borrowings decreased almost 7% in the first nine months of 2010, when compared to the same prior year period.

We and KMP use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt, and in periods of falling interest rates, these swaps result in period-to-period decreases in our interest expense.

As of September 30, 2010, approximately 48% of our $14,860.2 million consolidated debt balance (excluding the value of interest rate swap agreements) was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, decreased by $64.6 million (61%) and increased $21.8 million (10%) for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, respectively. For the comparable three month periods, the decrease is primarily due to a decrease in KMP’s net income over the comparable period. For the comparative nine month periods, the increase is primarily due to a reduction in the incentive distribution we received from KMP due to a KMP interim capital transaction. See Note 11 to our consolidated financial statements included elsewhere in this report.

Income Taxes

Our tax expense (benefit) from continuing operations for the three and nine months ended September 30, 2010 was approximately $20.6 million and $(29.1 million), respectively, as compared to tax expense of $99.6 million and $247.2 million for the same periods in 2009. The $79.0 million decrease in tax expense for the three months ended September 30, 2010 is primarily due to (i) a decrease in pretax income due to the Going Private transaction litigation settlement (See Note 11, “Litigation, Environmental and Other Contingencies―Litigation Relating to the “Going Private” Transaction,” to our accompanying consolidated financial statements included elsewhere in this report), (ii) lower state income taxes and (iii) lower adjustments in 2010 to true-up our book tax provision to the federal tax returns filed.

The $276.3 million decrease in tax expense for the nine months ended September 30, 2010 is primarily due to (i) a decrease in pretax income due to the Going Private transaction litigation settlement discussed preceding, (ii) a decrease in pretax income due to a lower distribution from KMP for the third quarter of 2010 as a result of an interim capital transaction (See Note 11, “Litigation, Environmental and Other Contingencies―Federal Energy Regulatory Commission Proceedings―SFPP,” to our accompanying consolidated financial statements included elsewhere in this report), (iii) a decrease in pre-tax income due to a $430.0 million impairment of our investment in NGPL (see Note 2, “Investments, Acquisitions, Joint Ventures and Divestitures―Investments ―NGPL PipeCo

Kinder Morgan, Inc. Form 10-Q

LLC Investment Impairment Charge” to our accompanying consolidated financial statements included elsewhere in this report), (iv) lower state income taxes, (v) a non-cash deferred tax liability and expense adjustments associated with the Kinder Morgan Canada-KMP segment recorded in 2009, (vi) an adjustment to the deferred tax liability related to our investment in NGPL PipeCo LLC and (vii) lower adjustments in 2010 to true-up our book tax provision to the federal tax returns filed. The decrease is partially offset by (i) a lower dividends-received deduction (relative to lower dividends received) from our 20% ownership interest in NGPL PipeCo LLC, (ii) changes in nondeductible goodwill recorded in third quarter of 2009 and (iii) adjustments recorded by us for uncertain tax positions recorded in first quarter of 2009.

Kinder Morgan Energy Partners, L.P.

At September 30, 2010, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 34.6 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 12.9 million i-units, represent approximately 11.1% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, our limited partner and general partner interests represented approximately 12.8% of KMP’s total equity interests at September 30, 2010. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximately 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

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

On August 13, 2010, KMP paid a quarterly distribution of $1.09 per common unit for the second quarter of 2010, of which $216.8 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units. This distribution was 4% greater than the $1.05 per unit distribution made in August 2009 for the second quarter of 2009.

On October 20, 2010, KMP declared a cash distribution of $1.11 per unit for the third quarter of 2010 (an annualized rate of $4.44 per unit). This distribution was 6% higher than the $1.05 per unit distribution KMP made for the third quarter of 2009.

In November 2009, KMP announced that it expected to declare cash distributions of $4.40 per unit for 2010, a 4.8% increase over its cash distributions of $4.20 per unit for 2009. Due to our support, KMP does not expect the $4.40 per unit distribution to its limited partners for 2010 to be impacted by (i) any settlement payment it made or may be required to make for reparations sought by its shippers on its West Coast Products Pipelines or (ii) any related KMP equity issued to finance the acquisition of KMP’s ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business. Because a portion of KMP’s available cash distribution for the second quarter of 2010 was a distribution of cash from interim capital transactions, rather than a distribution of cash from operations, we were not entitled to an incentive distribution of $168.3 million that we would have received if all available cash distributions for the quarter would have consisted of cash from operations. As provided in KMP’s partnership agreement, we receive no incentive distribution on distributions of cash from interim capital transactions. Including our 2% general partner interest, total cash distributions to us were reduced by $170.0 million for the second quarter of 2010. In addition, for the nine months ended September 30, 2010 we waived an incentive distribution amount equal to $11.1 million related to KMP’s equity issued to finance its acquisition of a 50% interest in Petrohawk Energy Corporation’s natural gas gathering and treating business and have agreed not to take incentive distributions related to this acquisition through year-end 2011.

KMP’s expected growth in distributions in 2010 assumes an average West Texas Intermediate (WTI) crude oil price of approximately $84 per barrel (with some minor adjustments for timing, quality and location differences) in 2010, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2010 budget), KMP currently expects to realize an average WTI crude oil price of approximately $79 per barrel in 2010. Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are

Kinder Morgan, Inc. Form 10-Q

natural gas liquids volumes. For 2010, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $6 million (or less than 0.2% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses). This sensitivity to the average WTI price is very similar to what KMP experienced in 2009.

Financial Condition

General

As of September 30, 2010, we had $196.6 million of cash and cash equivalents.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to Kinder Morgan, Inc.’s $1 billion secured revolving bank credit facility and KMP’s $2.0 billion senior unsecured revolving bank credit facility.  After reduction for (i) letters of credit, (ii) borrowings under the Kinder Morgan, Inc. bank credit facility and (iii) borrowings under KMP’s commercial paper program, the remaining available borrowing capacity was $629.3 million under Kinder Morgan, Inc.’s credit facility and $1,363.1 million under KMP’s credit facility as of September 30, 2010.  We believe our cash position and our remaining borrowing capacity allow us to manage our day-to-day cash requirements and any anticipated obligations.

Additionally, we have consistently generated strong cash flow from operations (discussed below in “—Operating Activities”), generating $1,218.5 million and $918.8 million in cash from operations in the first nine months of 2010 and 2009, respectively, and KMP continues to have substantial flexibility in the equity and debt markets, as demonstrated by its (i) issuance of an additional 3,066,323 common units from equity sales in the third quarter of 2010 for which KMP received net proceeds of $203.4 million and (ii) a public offering of $1 billion in principal amount of senior notes with KMP receiving net proceeds of $993.1 million in May of 2010.

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures that do not increase the capacity of an asset), expansion capital expenditures, KMP’s quarterly distributions to its public common unitholders and our stockholder dividends. In addition to utilizing cash and cash generated from operations, KMP’s cash requirements for expansion capital expenditures can be met through borrowings under its senior unsecured revolving bank credit facility, issuing long-term notes or additional common units, or the proceeds from purchases of additional KMP i-units by KMR with the proceeds from issuances of additional KMR shares. We believe our cash requirements continue to be met through cash from our operations and borrowings under our secured revolving bank credit facility.

Dividends

We anticipate paying future quarterly dividends in amounts equal to our free cash flow subject to any reserves we believe are necessary for infrequent, non-recurring and/or extraordinary items. We define free cash flow as cash distributions and dividends received less cash paid for interest, taxes, capital expenditures and general and administrative expenses. Our dividend philosophy, as well as the declaration and payment of dividends are subject to the sole discretion of our Board of Directors, are reconsidered every quarter and could change at any time. On February 16, 2010, May 17, 2010 and August 16, 2010, we paid cash dividends on our common stock of $150.0 million, $175.0 million and $175.0 million, respectively, to our sole stockholder, which were ultimately distributed to Kinder Morgan Holdco LLC. On October 20, 2010, our Board of Directors declared a dividend of $200.0 million that is payable on November 15, 2010.

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

Kinder Morgan, Inc. Form 10-Q

Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable) at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc., respectively.

Some of KMP’s customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. These financial problems may arise from current global economic conditions, changes in commodity prices or otherwise. KMP has been and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers. KMP cannot provide assurance that one or more of its current or future financially distressed customers will not default on its obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows; however, KMP believes it has provided adequate allowance for such customers.

Short-term Liquidity

Our principal sources of short-term liquidity are Kinder Morgan, Inc.’s revolving bank credit facility, KMP’s revolving bank credit facility and cash provided by operations. These facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its commercial paper program. KMP’s facility can be amended to allow for borrowings up to $2.3 billion. We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our bank credit facilities (discussed above in “—General”) and currently, we believe our liquidity to be adequate.

The following represents the revolving credit facilities that were available to Kinder Morgan, Inc. and its subsidiary, KMP, short-term debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit and (ii) outstanding borrowings under Kinder Morgan, Inc.’s credit facility and KMP’s commercial paper program.

	At September 30, 2010
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
Kinder Morgan, Inc.
$1.0 billion, six-year secured revolver, due May 2013	$293.3	$629.3

KMP
$2.0 billion, three-year unsecured revolver, due June 2013	$414.8	$1,363.1

Our outstanding short-term debt as of September 30, 2010 was $2,454.0 million, primarily consisting of (i) $293.3 million in outstanding borrowings under Kinder Morgan, Inc.’s senior secured credit facility, (ii) $750.0 million in principal amount of Kinder Morgan, Inc.’s 5.35% series senior notes that mature on January 5, 2011, (iii) $700.0 million in principal amount of KMP’s 6.75% senior notes that mature March 15, 2011, (iv) $414.8 million of commercial paper under KMP’s bank credit facility and (v) $250.0 million in principal amount of KMP’s 7.50% senior notes that mature November 1, 2010. As of December 31, 2009, our outstanding short-term debt was $768.7 million. We, and KMP, intend to refinance our current short-term debt and any additional short-term debt incurred during the remainder of the year through a combination of long-term debt and bank credit facility borrowings. KMP also can issue equity or use its commercial paper program to refinance its current short-term debt.

We had working capital deficits (current assets minus current liabilities) of $2,746.0 million as of September 30, 2010 and $933.9 million as of December 31, 2009. The unfavorable change from year-end 2009 was primarily due to (i) $750.0 million in principal amount of our 5.35% senior notes due January 5, 2011 being reclassified from long-term to short-term debt and (ii) $700.0 million in principal amount of KMP’s 6.75% senior notes due March 15, 2011 being reclassified from long-term to short-term debt. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances. As a result, our working capital balance could return to a surplus in future periods. A working capital deficit is not unusual for us or for other companies similar in size and scope to us, and we believe that our working capital deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets to satisfy current liabilities and maturing obligations

Kinder Morgan, Inc. Form 10-Q

when they come due.

Capital Expenditures

Our sustaining capital expenditures—defined as capital expenditures which do not increase the capacity of an asset—totaled $121.8 million in the first nine months of 2010 compared to $113.0 million for the first nine months of 2009. These sustaining expenditure amounts include $0.1 million and $0.2 million in the first nine months of 2010 and 2009, respectively, for KMP’s proportionate share of sustaining capital expenditures of (i) Rockies Express Pipeline LLC, (ii) Midcontinent Express Pipeline LLC and (iii) for 2010 only, KinderHawk Field Services LLC. Additionally, our forecasted expenditures for the remaining three months of 2010 for sustaining capital expenditures are approximately $60.7 million, including less than $0.1 million for KMP’s proportionate shares of Rockies Express, Midcontinent Express and KinderHawk Field Services.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash generated from their own operations, both Rockies Express and Midcontinent Express can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities, issuing their own long-term notes, or with proceeds from contributions received from their member owners. KMP has no contingent debt obligation with respect to Rockies Express Pipeline LLC, and for information on its contingent debt obligation with respect to Midcontinent Express Pipeline LLC, see Note 4 “Debt—Contingent Debt” to our consolidated financial statements included elsewhere in this report.

Similarly, KinderHawk Field Services can fund its cash requirements for expansion capital expenditures with cash generated from its own operations, through borrowings under its own credit facility, or with proceeds from contributions received from its two member owners. KMP’s $200 million three-year, revolving bank credit facility (due in May 2013) is nonrecourse to its member owners.

All of our capital expenditures, with the exception of sustaining capital expenditures, are considered by us as discretionary. Our discretionary capital expenditures for the first nine months of 2010 and 2009 totaled $605.1 million and $963.6 million, respectively. The period-to-period decrease in discretionary capital expenditures was mainly due to higher capital expenditures made during the first nine months of 2009 on KMP’s major natural gas pipeline projects and expansions and improvements within its Terminals–KMP and Products Pipelines–KMP business segments. Generally, KMP funds its discretionary capital expenditures, and its investment contributions through borrowings under its bank credit facility or its commercial paper program. To the extent these sources of funding are not sufficient, KMP generally funds additional amounts through the issuance of long-term notes or common units for cash.

Capital Requirements for Recent Transactions

In the first nine months of 2010, cash outlays for the acquisitions of assets and equity investments of KMP totaled $1,172.8 million. With the exception of KMP’s acquisition of terminal assets from US Development Group LLC, which was partially acquired by the issuance of additional KMP common units, KMP utilized its commercial paper program to fund these acquisitions and then reduced short-term borrowings under its credit facility with the proceeds from its 2010 equity issuances and its May 2010 issuance of long-term senior notes.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$1,218.5	$918.8	$299.7
Investing activities	(1,898.8)	(2,641.3)	742.5
Financing activities	710.3	1,825.0	(1,114.7)

Effect of exchange rate changes on cash	1.0	5.0	(4.0)

Net (decrease) increase in cash and cash equivalents	$31.0	$107.5	$(76.5)

Kinder Morgan, Inc. Form 10-Q

Operating Activities

The net increase of $299.7 million (32.6%) in cash provided by operating activities in the nine months ended September 30, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $496.6 million increase in cash inflows relative to net changes in working capital items, primarily due to (i) a $174.0 million decrease in cash used for income tax payments, net of refunds, (ii) a $217.8 million increase in cash from the collection and payment of trade and related party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables), due primarily to the timing of invoices received from customers and paid to vendors and suppliers, (iii) a $45.8 million increase in cash from higher payments in the first nine months of 2009 for natural gas storage on KMP’s Kinder Morgan Texas Pipeline system and (iv) a $27.5 million increase in cash from higher payments in the first nine months of 2009 for the settlement of certain refined products imbalance liabilities owed to U.S. military customers of the Products Pipelines—KMP business segment, partially offset by a $51.2 million increase in cash used due to higher interest payments (net of interest collections) in 2010, due to higher average borrowings (partially offset by lower average interest rates) relative to the first nine months a year ago;

▪
a $147.6 million increase in cash from overall higher net income after adjusting for non-cash items, including (i) a $430.0 million impairment charge on our investment in NGPL PipeCo LLC, (ii) a $200.0 million expense related to a Going Private transaction litigation reserve adjustment and (iii) a $158.0 million expense related to KMP rate case liability adjustments, all recorded in the first nine months of 2010.  The period-to-period change in net income from our seven reportable business segments in the first nine months of 2010 versus the first nine months of 2009 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

▪
a $190.8 million decrease in cash attributable to higher payments made in 2010 for transportation rate settlements, refunds and reparations made pursuant to certain legal settlements reached with various shippers on KMP’s Pacific operations’ refined products pipelines.  In May 2010, KMP paid $206.3 million to eleven of twelve shippers regarding the settlement of various transportation rate challenges filed with the FERC dating back as early as 1992.  In May 2009, KMP made refund and settlement payments totaling $15.5 million to various shippers in connection with certain East Line rate settlement agreements; and

▪	a $144.4 million decrease in cash from an interest rate swap termination payment KMP received in January 2009, when it terminated a fixed-to-variable interest rate swap agreement.

Investing Activities

The net increase in cash used in investing activities in the nine months ended September 30, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $1,409.3 million decrease in cash used due to lower contributions to investments in the first nine months of 2010.  In the first nine months of 2009, KMP contributed a combined $1,610.3 million to Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, and Fayetteville Express Pipeline LLC to partially fund its respective share of Rockies Express, Midcontinent Express, and Fayetteville Express pipeline system construction and/or pre-construction costs;

▪
a $349.6 million decrease in cash used for capital expenditures—largely due to the higher investment undertaken in the first nine months of 2009 to construct KMP’s Kinder Morgan Louisiana Pipeline and to expand and improve the Terminals-KMP business segment;

▪
a $172.0 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received in the first nine months of 2010, primarily related to distributions received from KMP’s equity investments in Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC, and from our equity investment in NGPL PipeCo LLC;

▪
a $72.3 million increase in cash due to lower period-to-period payments for margin and restricted deposits associated with energy commodity cash flow hedging activities in the first nine months of 2010;

▪
a combined $1,145.3 million increase in cash used for the acquisition of assets and investments in the first nine months of 2010.  In 2010, our cash outlays for strategic business acquisitions, through our subsidiary KMP, totaled $1,172.8 million, primarily consisting of: (i) $921.4 million for a 50% equity ownership interest

Kinder Morgan, Inc. Form 10-Q

in Petrohawk Energy Corporation’s natural gas gathering and treating business, (ii) $114.3 million for three unit train ethanol handling terminals acquired from US Development Group LLC in January 2010 and (iii) $97.0 million for terminal assets and investments acquired from Slay Industries in March 2010.  Each of these 2010 acquisitions is discussed further in Note 2 “Investments, Acquisitions, Joint Ventures and Divestitures” in our consolidated financial statements included elsewhere in this report. In the first nine months of 2009, our cash payments for acquired assets, through our subsidiary KMP, totaled $27.5 million, including $18.0 million for the acquisition of certain marine vessels from Megafleet Towing Co., Inc.;

▪
a $109.6 million decrease in cash due to the full repayment received in the first nine months of 2009 of a loan KMP made in December 2008 to a single customer of its Texas intrastate natural gas pipeline group; and

▪
a $17.5 million increase in cash used resulting from the deconsolidation of Triton Power Company LLC from our consolidated financial statements upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010.  Triton Power Company LLC is now treated as an equity investment (see Note 13 to our consolidated financial statements included elsewhere in this report).

Financing Activities

The net decrease in cash provided by financing activities in the nine months ended September 30, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $669.1 million period-to-period decrease in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs.  The decrease in cash from overall debt financing activities was primarily due to a $737.6 million decrease in cash from changes in KMP’s senior notes outstanding. In May 2010, KMP received $993.1 million, after underwriting discounts and commissions, from the issuance of an aggregate $1 billion in principal amount of senior notes in two separate series (discussed in Note 4 “Debt—Senior Notes” in our consolidated financial statements included elsewhere in this report) and in the first nine months of 2009, KMP received a combined $1,730.7 million from both issuing and repaying senior notes. The period-to-period decrease in cash was partially offset by a $81.1 million increase in net borrowings under Kinder Morgan Inc.’s bank credit facility.

In 2009, KMP both repaid $250 million of senior notes that matured on February 1, 2009, and completed offerings for an aggregate $2.0 billion in principal amount of senior notes.  KMP used the proceeds from its long-term offering of its senior notes in both 2010 and 2009 to reduce the borrowings under both its commercial paper program and its bank credit facility;

▪
a $178.9 million decrease in cash provided by noncontrolling interest contributions primarily reflecting the $636.6 million in combined proceeds received by KMP, after commissions and underwriting expenses, from the sales of its common units in the first nine months of 2010 (discussed in Note 5 “Stockholders’ Equity—KMP’s Common Units” in our consolidated financial statements included elsewhere in this report), versus the $815.5 million KMP received in the first nine months of 2009;

▪	a $200.0 million increase in cash used to pay dividends; and

▪	a $72.2 million increase in cash used for noncontrolling interest distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners.

Off Balance Sheet Arrangements

Except as set forth with respect to contingent debt agreements with Rockies Express Pipeline LLC under “—Contingent Debt” in Note 4 “Debt” to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2009 in our 2009 Form 10-K.

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

Kinder Morgan, Inc. Form 10-Q

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2009, in Item 7A contained in our 2009 Form 10-K. For more information on our risk management activities, see Note 6, “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures

As of September 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan, Inc. Form 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11 of our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2009 Form 10-K.

New regulations or restrictions on drilling in the Gulf of Mexico that cause delays in or deter new drilling could adversely affect our business.

In response to the recent oil spill in the Gulf of Mexico, the Bureau of Ocean Energy Management, Regulation and Enforcement has issued and is expected to issue additional, new safety and environmental guidelines and/or regulations for drilling in the U.S. Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. These actions could cause delays or deter new drilling in the U.S. Gulf of Mexico or other areas that supply hydrocarbon volumes to our pipelines and facilities.  As a result, future natural gas and crude oil volumes to our pipelines and facilities may decline or be lower than previously anticipated, which may adversely affect our financial position, results of operations and cash flows.

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

The U.S. Congress recently adopted comprehensive financial reform legislation, known as the Dodd-Frank Act, that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission, or CFTC, and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The act also requires the CFTC to institute broad new position limits for futures and options traded on regulated exchanges.  As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with certain capital requirements, which could result in increased costs to counterparties such as us. The Dodd-Frank Act and any new regulations could

▪	significantly increase the cost of derivative contracts (including requirements to post collateral which could adversely affect our available liquidity);

▪	reduce the availability of derivatives to protect against risks we encounter; and

▪	reduce the liquidity of energy related derivatives.

If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

Kinder Morgan, Inc. Form 10-Q

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

KINDER MORGAN, INC.
Registrant

Date: November 5, 2010	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)